Form 10-Q
period 2021-09-30
Icosavax, Inc.
filed 2021-11-15
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, the registrant had 39,041,805 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ICOSAVAX, INC.

Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash	$291,271	$13,114
Restricted cash	2,652	2,384
Prepaid expenses and other current assets	6,353	662
Total current assets	300,276	16,160
Property and equipment, net	548	10
Total assets	$300,824	$16,170
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,049	$1,918
Accrued and other current liabilities	2,487	1,532
Deferred revenue	2,652	2,384
Total current liabilities	8,188	5,834
Long-term convertible promissory note	—	4,947
Embedded derivative liability	—	1,604
Other noncurrent liabilities	197	426
Total liabilities	8,385	12,811
Commitments and contingencies (Note 2)
Convertible preferred stock, $0.0001 par value; no shares authorized at September 30, 2021 and 54,039,749 shares authorized at December 31, 2020; no shares issued and outstanding at September 30, 2021 and 32,198,879 shares issued and outstanding at December 31, 2020; $0 and $30,007 aggregate liquidation preference at September 30, 2021 and December 31, 2020, respectively	—	30,062
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 and no shares authorized at September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 and 78,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 39,387,389 and 3,596,936 shares issued at September 30, 2021 and December 31, 2020, respectively; 38,991,403 and 2,639,026 shares outstanding at September 30, 2021 and December 31, 2020, respectively	5	2
Additional paid-in capital	368,321	393
Accumulated deficit	(75,887)	(27,098)
Total stockholders' equity (deficit)	292,439	(26,703)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$300,824	$16,170

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Grant revenue	$1,827	$—	$5,732	$—
Operating expenses:
Research and development	10,883	4,752	24,713	12,338
General and administrative	25,357	704	28,669	1,857
Total operating expenses	36,240	5,456	53,382	14,195
Loss from operations	(34,413)	(5,456)	(47,650)	(14,195)
Other income (expense):
Change in fair value of embedded derivative liability	-	-	(205)	-
Loss on extinguishment of convertible promissory note	-	-	(754)	-
Interest and other income (expense)	27	(121)	(180)	(51)
Total other income (expense)	27	(121)	(1,139)	(51)
Net loss and comprehensive loss	$(34,386)	$(5,577)	$(48,789)	$(14,246)
Net loss per share, basic and diluted	$(1.30)	$(2.40)	$(4.50)	$(6.66)
Weighted-average common shares outstanding, basic and diluted	26,494,914	2,321,765	10,836,894	2,139,768

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

							Total
					Additional		Stockholders'
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	32,198,879	$30,062	2,639,026	$2	$393	$(27,098)	$(26,703)
Issuance of Series A-1 convertible preferred stock for cash of $0.9615 per share net of $0.1 million of issuance costs	21,944,874	21,005	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock for cash of $2.82172 per share net of $0.3 million in issuance costs	32,958,612	92,654	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock from convertible note	2,805,850	7,917	—	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	100,238	—	63	—	63
Exercise of common stock options	—	—	35,143	—	29	—	29
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—
Stock-based compensation	—	—	—	—	276	—	276
Net loss and comprehensive loss	—	—	—	—	—	(5,851)	(5,851)
Balance at March 31, 2021	89,908,215	151,638	2,891,776	2	761	(32,949)	(32,186)
Issuance costs incurred related to Series A-1 convertible preferred stock	—	(1)	—	—	—	—	—
Issuance costs incurred related to Series B-1 convertible preferred stock	—	(24)	—	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	63,257	—	32	—	32
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—
Stock-based compensation	—	—	—	—	1,408	—	1,408
Net loss and comprehensive loss	—	—	—	—	—	(8,552)	(8,552)
Balance at June 30, 2021	89,908,215	151,613	3,072,402	2	2,201	(41,501)	(39,298)
Initial public offering, net of issuance costs of $18.6 million	—	—	13,953,332	1	190,709	—	190,710
Conversion of convertible preferred stock into common stock	(89,908,215)	(151,613)	21,634,898	2	151,611	—	151,613
Stock- based compensation	—	—	—	—	23,670	—	23,670
Vesting of shares of restricted common stock	—	—	148,743	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	124,536	—	82	—	82
Exercise of stock options	—	—	57,492	—	48	—	48
Net loss and comprehensive loss	—	—	—	—	—	(34,386)	(34,386)
Balance at September 30, 2021	-	$-	38,991,403	$5	$368,321	$(75,887)	$292,439

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	32,198,879	$30,062	1,901,656	$1	$—	$(8,244)	$(8,243)

Shares released from restriction upon vesting of early-exercised stock options	—	—	25,641	—	1	—	1
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—
Stock-based compensation	—	—	—	—	54	—	54
Net loss and comprehensive loss	—	—	—	—	—	(3,471)	(3,471)
Balance at March 31, 2020	32,198,879	30,062	2,044,666	1	55	(11,715)	(11,659)
Stock-based compensation	—	—	—	—	63	—	63
Net loss and comprehensive loss	—	—	—	—	—	(5,198)	(5,198)
Balance at June 30, 2020	32,198,879	30,062	2,044,666	1	118	(16,913)	(16,794)
Stock-based compensation	—	—	—	—	70	—	70
Shares released from restriction upon vesting of early-exercised stock options	—	—	117,381	1	108	—	109
Vesting of shares of restricted common stock	—	—	125,728	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(5,577)	(5,577)
Balance at September 30, 2020	32,198,879	$30,062	2,287,775	$2	$296	$(22,490)	$(22,192)

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020

Operating activities:
Net loss	$(48,789)	$(14,246)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	25,354	187
Depreciation	46	—
Non-cash interest expense	264	—
Change in fair value of embedded derivative liability	205	1,791
Loss on extinguishment of convertible promissory note	754	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(5,691)	(294)
Accounts payable	1,130	590
Accrued and other current liabilities	955	1,452
Deferred revenue	268	—
Net cash used in operating activities	(25,504.00)	(10,520)
Investing activities:
Purchases of property and equipment	(583.00)	(10)
Net cash used in investing activities	(583.00)	(10)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	113,634	4,756
Proceeds from initial public offering, net of offering costs	190,710	—
Proceeds from exercise of stock options, including early exercise	168	172
Net cash provided by financing activities	304,512	4,928

Net increase (decrease) in cash and restricted cash	278,425	(5,602)
Cash and restricted cash at beginning of period	15,498	23,079
Cash and restricted cash at end of period	$293,923	$17,477

Supplemental disclosure of noncash activities
Conversion of preferred stock to common stock	$151,613	$—
Purchases of property and equipment included in accounts payable	$15	$—

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

In July 2021, the Company effected a 1-for-4.1557 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the convertible preferred stock conversion ratios.

On August 2, 2021, the Company completed its initial public offering (“IPO”) pursuant through which it issued 12,133,333 shares of its common stock at a public offering price of $15.00 per share, and on August 2, 2021, the Company sold an additional 1,819,999 shares pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from its IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of $190.7 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all 89,908,215 shares of the then outstanding convertible preferred stock automatically converted into 21,634,898 shares of common stock.

Liquidity

The Company had an accumulated deficit of $75.9 million, cash of $291.3 million, and restricted cash of $2.7 million at September 30, 2021.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these condensed financial statements are issued.

The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for its ongoing and planned preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to September 30, 2021, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock. On August 2, 2021, the Company completed its IPO and received net proceeds of $190.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the

United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act, with the Securities and Exchange Commission (the “SEC”) on July 22, 2021.

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

Derivative Liability, Convertible Notes Discount and Amortization

The Company’s convertible note (see Note 7) had conversion and redemption features that met the definition of an embedded derivative and were therefore subject to bifurcation and derivative accounting. The initial recognition of the fair value of the derivative resulted in a discount to the convertible note, with a corresponding derivative liability. The discount to the convertible note was amortized using the effective interest method. The amortization of the discount is included in interest and other income (expense) in the statements of operations and comprehensive loss. The derivative liability related to these features was recorded at estimated fair value and remeasured on a recurring basis. Any changes in fair value were reflected as change in fair value of derivative liability in the statements of operations and comprehensive loss at each reporting date while such instruments were outstanding. The derivative liability was settled in March 2021 upon conversion of the underlying convertible note into Series B convertible preferred stock, resulting in a loss on extinguishment of convertible promissory note.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 316,736 and 488,226 shares as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded $0.2 million and $0.2 million respectively, associated with shares issued with repurchase rights as other noncurrent liabilities in the accompanying condensed balance sheets.

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

The Company has not recorded any such liabilities at either September 30, 2021 or December 31, 2020.

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

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(34,386)	$(5,577)	$(48,789)	$(14,246)
Denominator:
Weighted-average common shares outstanding, basic and diluted	27,005,750	3,539,644	11,559,311	3,489,750
Less: Weighted average unvested common stock	(510,836)	(1,217,879)	(722,417)	(1,349,982)
Weighted average shares used to compute net loss per share, basic and diluted	26,494,914	2,321,765	10,836,894	2,139,768
Net loss per share, basic and diluted	$(1.30)	$(2.40)	$(4.50)	$(6.66)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of September 30,
	2021	2020
Series A convertible preferred stock	-	32,198,879
Common stock options	6,365,633	439,203
Unvested common stock	402,755	1,217,710
Total	6,768,388	33,855,792

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the three and nine months ended September 30, 2021. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2021.

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

For the three and nine months ended September 30, 2020, there was no change in the fair value of the derivative liability recognized in the statements of operations and comprehensive loss.

For the three and nine months ended September 30, 2021 the Company recognized $0 and $0.2 million , respectively, of other expense in the statements of operations and comprehensive loss related to increases in the fair value of the derivative liability.

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the convertible promissory note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0.8 million in other expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2021, which included the write off of unamortized debt issuance costs.

The following table provides a reconciliation of the fair value of the derivative liability using Level 3 significant unobservable inputs (in thousands):

Convertible Promissory Note
Fair value at December 31, 2020	$(1,604)
Change in fair value of embedded derivative liability	(205)
Reclassification of derivative liability into convertible preferred stock resulting from conversion of convertible promissory note	1,809
Fair value at September 30, 2021	$—

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

At both December 31, 2020 and September 30, 2021, the Company’s current restricted cash and deferred revenue balances on the condensed balance sheet represent funds received from BMGF and its estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

During the three and nine months ended September 30, 2020, no funding had been received from BMGF. During the three and nine months ended September 30, 2021, the Company received $3.3 and $6.0 million, respectively from BMGF.

During the three and nine months ended September 30, 2020, no revenue was recognized from the Grant Agreement. During the three and nine and months ended September 30, 2021, the Company recognized revenue from the Grant Agreement of $1.8 million and $5.7 million, respectively and has recognized approximately $7.3 million in revenue since the inception of the Grant Agreement. As of September 30, 2021, the Company has received the full $10.0 million under the Grant Agreement.

5. Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2021	2020
Taxes payable	$-	$91
Accrued paid time off	289	137
Accrued bonus	1,120	696
Other accrued liabilities	876	608
Accrued 401k	105	-
ESPP liability	97	-
Total accrued and other current liabilities	$2,487	$1,532

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

During the three and nine months ended September 30, 2020, the Company paid $0 in fees associated with the license and during the three and nine months ended September 30, 2021, the Company paid $0 and $25,000, respectively, in fees associated with the license, which were recorded as research and development expenses.

License Agreements with University of Washington

On June 29, 2018, the Company entered into an agreement with an academic entity, the University of Washington (the “UW 2018 Agreement”), for an exclusive license to covered intellectual property for the prophylactic and/or therapeutic treatment of RSV infection and five other infectious diseases, a non-exclusive, worldwide license to use licensed know-how, and rights to sublicense. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to the Company’s proprietary two-component virus-like-particle technology. The UW 2018 Agreement was amended in June 2019 and again in November 2020. The Company’s rights and obligations under the UW 2018 Agreement are subject to certain

U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to Howard Hughes Medical Institute, and certain other limited rights retained by University of Washington.

The Company issued 192,276 shares of common stock on August 1, 2018 in exchange for the UW 2018 Agreement’s exclusive license. The shares issued were recorded at their estimated fair value, which is de minimis, with the related expense classified as research and development in 2018.

Under the UW 2018 Agreement, the Company is required to use commercially reasonable efforts to meet certain specified development, sales and regulatory milestones related to the licensed products within specified time periods. In consideration of the rights granted to the Company under the UW 2018 Agreement, the Company is required to pay an annual maintenance fee in the mid four figures starting in 2020. Additionally, the Company is required to pay minimum annual royalties following the first year after commercial sale of each licensed product. There are milestone payments due upon the completion of certain development, regulatory, and commercial milestones for licensed products in the future. The aggregate potential milestone payments for future development, regulatory, and sales-based milestones are $1.4 million per indication, up to a maximum of $6.8 million in total milestone payments. Additionally, the Company has agreed to pay a royalty of a low single digit percentage on net sales of all licensed products. Additional royalties would be due in connection with sublicenses and milestones. The Company’s royalty obligations continue for each licensed product for so long as licensed patent rights exist and have not expired, been revoked, lapsed, or held unenforceable.

The UW 2018 Agreement will terminate when all licensed rights have been terminated and all obligations due to the University of Washington have been fulfilled, or the Company may terminate the entirety of the agreement upon written notice thereof to the University of Washington.

On July 2, 2020, the Company entered into a non-exclusive, worldwide (excluding South Korea) sublicensable license agreement with respect to specified intellectual property relating to the SARS-CoV-2 antigen with options for exclusivity in North America and Europe, subject to the performance of certain development milestones, with the University of Washington (the “UW 2020 Agreement”). The Company has since exercised its option for exclusivity in North America and Europe commencing in 2025. Under the UW 2020 Agreement, the Company also received a non-exclusive, worldwide license to use specific know-how and rights to sublicense for computationally designed nanoparticles and vaccines. The UW 2020 Agreement was amended in August 2020 and subsequently in May 2021. The Company’s rights and obligations under the UW 2020 Agreement as amended are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to Howard Hughes Medical Institute, and certain other limited rights retained by the University of Washington.

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

During the three and nine months ended September 30, 2020, the Company paid $0.1 million and $0.1 million respectively, in fees associated with the 2018 and 2020 Agreements and during the three and nine months ended September 30, 2021, the Company paid $0.2 million and $0.3 million, respectively, in fees associated with the agreements.

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

The Company is obligated to pay aggregate potential milestone payments of up to $0.8 million with respect to future development and regulatory based milestones, and up to $3.8 million with respect to future sales milestones following commercialization for each licensed product for so long as licensed patent rights exist and have not expired, been revoked, lapsed, or held unenforceable.

The UT Agreement will terminate upon the last expiration of the patent rights or the Company may terminate the entirety of the agreement upon written notice thereof to the University of Texas at Austin.

During the three and nine months ended September 30, 2021, the Company has not incurred fees associated with the UT Agreement.

7. Convertible Promissory Note

In August 2020, the Company issued a $6.5 million convertible promissory note (“Convertible Promissory Note”). The Convertible Promissory Note accrued interest at a rate of 6% a year with a maturity date two years from issuance.

The Convertible Promissory Note could be converted or redeemed as follows (i) automatically converted in a qualified Series B financing transaction from which the Company would receive total gross proceeds of not less than $5.0 million at a conversion price equal to 85% of the per share price paid by investors for such securities, (ii) automatically converted upon initial public offering at a conversion price equal to 85% of the per share price off common stock in the initial public offering, (iii) optionally converted into Series A-3 convertible preferred stock if a change in control, IPO, or qualified Series B financing had not occurred prior to the maturity date at a price equal to an amount determined by dividing $140 million by the fully diluted capitalization of the Company at the time of conversion, or (iv) repaid upon a change in control for an amount equal to the issue price plus accrued and unpaid interest or an amount as would have been payable if the noteholders had optionally converted into shares of Series A-3 convertible preferred stock. The Convertible Promissory Note was converted in March 2021 in connection with the Series B financing.

The Convertible Promissory Note was accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15, Derivatives and Hedging - Embedded Derivatives (“ASC 815-15”). Under ASC 815-15, an embedded feature is required to be bifurcated if all three conditions are met: (1) economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument which the same terms as the embedded derivative would be considered a derivative instrument subject to derivative accounting (the initial net investment for the hybrid instrument should not be considered to be the initial net investment for the embedded derivative). The Company bifurcated certain features that were required to be accounted for separately as a single embedded derivative. The initial fair value of this derivative of $1.8 million was recorded as a liability, and as a reduction to the carrying value of the Convertible Promissory Note. The Company also incurred approximately $36,000 of issuance costs related to the Convertible Promissory Note, which were also recorded as a reduction to the Convertible Promissory Note on the condensed balance sheet.

The debt discount comprised of the initial fair value of the derivative liability and the issuance costs were amortized using the effective interest method over the two-year contractual term of the Convertible Promissory Note and presented as a direct reduction of the debt liability. The debt discount was being amortized at an effective interest rate of 23.8%.

Interest expense incurred in connection with the Convertible Promissory Note consisted of the following (in thousands):

Nine Months Ended September 30, 2021
Coupon interest at 6%	$86
Accretion of discount and amortization of issuance costs	177
Total interest expense on Convertible Promissory Note	$263

The company incurred no interest expense related to the Convertible Promissory Note in the three months ended September 30, 2021.

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the Convertible Promissory Note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock at an issuance price of $2.39846 per share. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0 and $0.8 million in other expense in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2021, respectively, which included the unamortized debt issuance costs.

8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Prior to its conversion into common stock in connection with the Company’s IPO in August 2021, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance. Convertible preferred stock authorized and issued and its principal terms as of December 31, 2020 consisted of the following ($ amounts in thousands):

	Share Authorized and Outstanding	Shares Issued and Outstanding	Shares of Common Stock Issuable upon Conversion	Aggregate Liquidation Preference	Carry Value
Series A-1	49,089,955	27,249,085	6,557,031	$26,200	$25,912
Series A-2	4,949,794	4,949,794	1,191,082	3,807	4,150
Total	54,039,749	32,198,879	7,748,113	$30,007	$30,062

In February 2021, the Company triggered a milestone closing associated with its Series A-1 convertible preferred stock resulting in the issuance of 21,944,874 shares.

In March 2021, the Company entered into a convertible preferred stock purchase agreement for the issuance of 35,764,462 shares of Series B convertible preferred stock, $0.0001 par value per share, of which 32,958,612 shares of Series B-1 and 2,805,850 shares of Series B-2 were issued.

In connection with the Company’s IPO in August 2021, all outstanding shares of the convertible preferred stock converted into 21,634,898 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of the closing of the IPO.

In addition, on August 2, 2021, the Company amended and restated its certificate of incorporation to authorize 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of September 30, 2021.

Equity Incentive Plans

In 2017, the Company established a stock option plan (the “2017 Plan”) under which incentives may be granted to officers, employees, directors, consultants and advisors. Awards under the 2017 Plan may consist of restricted stock and incentive and non-qualified stock options to purchase shares of common stock of the Company.

During 2021, the Company’s stockholders approved the 2021 Incentive Plan (the “2021 Plan”), which became effective in July 2021. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan is 4,600,000 shares; plus the shares of common stock remaining available for issuance under the 2017 Plan as of the effective date of the 2021 Plan, as well as any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. The number of shares initially available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 5% of the shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by our board of directors. No more than 50,000,000 shares of common stock may be issued under the 2021 Plan upon the exercise of incentive stock options

The 2021 Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. All existing grants are subject to a time-based vesting period which will generally be four years. Certain option and share awards provide for accelerated vesting if there is a change in control or if other contractually specified contingencies are met.

The term of stock options granted under the 2021 Plan cannot exceed ten years (or five years in the case of incentive stock options granted to certain significant stockholders). Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date (or 110% in the case of incentive stock options granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction.

A summary of the status of the options issued under the Company's equity incentive plans as of September 30, 2021, and information with respect to the changes in options outstanding is as follows:

	Option Pool Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	541,411	641,427	$0.83	9.02	—
Authorized increase in plan shares	22,634,965	—	—	—	—
Granted	(5,982,133)	5,982,133	8.07	—	—
Exercised (including early)		(202,223)	0.83	—	$1,101,195
Balance at September 30, 2021	17,194,243	6,421,337	$7.57	9.17	$154,954,478
Vested and expected to vest as of September 30, 2021		6,421,337	$7.57	9.17	$154,954,478
Vested and exercisable at September 30, 2021		726,036	$5.09	9.29	$17,789,497

Exercisable options in the table above reflect the number of options vested as of the date reported. The 2021 plan permits early exercises of options. Cash received for early exercise of unvested options is carried as an other noncurrent liability in the accompanying condensed balance sheet and totaled $0.2 million at September 30, 2021.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimate fair value of the Company’s common stock for all options that were in-the-money as of September 30, 2021.

The weighted-average grant date fair value of option grants during the nine months ended September 30, 2021 was $8.07 per share.

Common Stock

In December 2017, the Company entered into restricted stock purchase agreements and issued 2,580,600 shares of restricted common stock to members of management, subject to repurchase by the Company. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. The management grants vested 20% upon issuance and the remaining 80% vest over 48 months in equal monthly installments. The grants provide for accelerated vesting upon a change in control or other contractually specified contingencies. In June 2018, 968,158 shares of the outstanding restricted shares were canceled, and the original proceeds were returned upon the departure of the founder. Given the early stage of the Company at the time of the grants, the value of all grants and the cash exchanged for the shares was de minimis.

In December 2017 and August 2018, the Company issued 77,418 and 192,276 shares, respectively, of common stock to a university in connection with obtaining a licensing agreement. The shares issued to the university were fully vested upon issuance.

As of September 30, 2021 and December 31, 2020, the Company had 2,347,629 shares of restricted common stock that had been issued to members of management at a price of $0.004 per share, and 269,694 shares of common stock that had been issued to a university in connection with obtaining a licensing agreement.

At September 30, 2021 and December 31, 2020, 2,261,617 and 1,995,314 shares of the restricted common stock have vested, respectively. At September 30, 2021, 86,012 shares remain subject to vesting conditions and are expected to vest by December 2021.

Common stock reserved for future issuance consisted of the following:

As of September 30,
2021
Common stock options and restricted stock units granted and outstanding	6,421,337
Shares available for issuance under the equity incentive plans	8,383,215
Shares available for issuance under the 2021 Employee Stock Purchase Plan	1,200,000
Total common stock reserved for issuance	16,004,552

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$931	$32	$1,471	$87
General and administrative	22,739	38	23,883	100
Total	$23,670	$70	$25,354	$187

The Company recognizes compensation expense for options and restricted stock unit ("RSU") awards granted to employees and the board of directors based on their grant date fair value. During the three and nine months ended September 30, 2021, the Company granted 1,347,511 and 5,982,133 options, respectively, with a grant date fair value of $18.9 million and $44.4 million, respectively. During the three and nine months ended September 30, 2021, the Company granted 383,500 RSU awards, respectively, with a grant date fair value of $9.9 million. The compensation expense is recognized over the vesting period of 4 years on a straight-line basis.

The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants issued during periods ended were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free rate of interest	0.53%-1.23%	0.31%-1.40%
Expected term (years)	5.09-6.49 years	5.90 - 6.08 years
Expected stock price volatility	86.0%-88.4%	80.2% - 86.4%
Dividend yield	0%	0%

As of September 30, 2021, the unrecognized compensation cost related to outstanding stock options and RSU awards was $38.3 million and $9.5 million, respectively and is expected to be recognized as expense over a weighted-average period of approximately 3.63 years.

On August 4, 2021, as a result of the death of Tadataka (Tachi) Yamada, M.D., the Company's former Chairman, the Company determined to accelerate the vesting of all of Dr. Yamada's previously unvested stock options as of the date of his death. The Company accelerated vesting on 611,639 shares, with exercise prices ranging from $0.83 to $5.90 per share, resulting in incremental non-cash, stock-based compensation expense of $21.0 million recorded during the three and nine months ended September 30, 2021.

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The number of shares of common stock initially reserved for issuance under the ESPP is 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1, 2022 and each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. As of September 30, 2021, no shares have been purchased by employees under the ESPP. The first purchase under the ESPP is scheduled for December 2021.

9. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2021 or 2020. The Company’s deferred tax assets continue to be reduced by a full valuation allowance.

The Company is subject to income taxes in the United States and its effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company's effective tax rate was 0% for the three and nine months ended September 30, 2021 and 2020. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2021 and 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2021, the Company determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

10. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company did not make any contributions to the plan during the three and nine months ended September 30, 2021 or 2020.

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

Overview

We are a biopharmaceutical company leveraging our innovative VLP platform technology to develop vaccines against infectious diseases, with an initial focus on life-threatening respiratory diseases. Our VLP platform technology is designed to enable multivalent, particle-based display of complex viral antigens, which we believe will induce broad, robust, and durable protection against the specific viruses targeted. Our pipeline includes vaccine candidates targeting some of the most prevalent viral causes of pneumonia. We are developing these candidates for older adults, a patient population with high unmet need. Our vaccine candidate IVX-A12 is a bivalent candidate, or a mixture of two different VLP candidates. IVX-A12 combines IVX-121, a vaccine candidate designed to target RSV, and IVX-241, a vaccine candidate designed to target hMPV. There are currently no vaccines approved for either RSV or hMPV, which are two common causes of pneumonia in older adults. We recently initiated a clinical trial of IVX-121 in Belgium, with interim topline data expected in the first half of 2022. Assuming favorable results from the IVX-121 clinical trial and favorable preclinical data for IVX-241, we plan to submit an investigational new drug application ("IND") to the FDA in the first half of 2022 and, thereafter, initiate a Phase 1 clinical trial for our combination vaccine candidate, IVX-A12. Additionally, we are developing two SARS-CoV-2 vaccine candidates, IVX-411 and IVX-421, and initiated a Phase 1/2 clinical trial of IVX-411 in Australia in June 2021, with proof-of-concept data expected in the first half of 2022. Part 1 of this trial is in adults who have neither had COVID-19 nor been vaccinated with a licensed COVID-19 vaccine, and Part 2 is in adults who have previously completed a vaccine regimen using a licensed COVID-19 vaccine. Part 1 and Part 2 have completed dosing.

We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for our ongoing and planned preclinical studies and clinical trials. Our operations to date have been funded primarily through the sale and issuance of our convertible preferred stock and our common stock, generating net proceeds of $340.2 million. In August 2021, we completed our IPO with the sale of 13,953,332 shares of common stock at an IPO price of $15.00 per share with net proceeds of $190.7 million, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of September 30, 2021, we had cash of $291.3 million and restricted cash of $2.7 million.

We have incurred significant operating losses since inception. Our net loss for the nine months ended September 30, 2021, was $48.8 million. As of September 30, 2021, we had an accumulated deficit of $75.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, protect our intellectual property and incur costs associated with being a public company.

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

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the three and nine months ended September 30, 2021, revenue was derived from our September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million, in support of our development of a SARS-CoV-2 vaccine. We have received the full $10.0 million under the Grant Agreement. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until March 31, 2022. We do not currently expect future grant revenues to be a material source of funding. No revenue was recognized for the three and nine months ended September 30, 2020.

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

Loss on Extinguishment of Convertible Promissory Note

We recorded a loss on extinguishment of convertible promissory note of $0.8 million during the three and nine months ended September 30, 2021 in connection with the conversion of our convertible promissory note issued in August 2020. See Note 7 to the unaudited interim condensed financial statements included elsewhere in this Quarterly Report for more information on this transaction.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Grant revenue	1,827	$-	$1,827	$5,732	$-	$5,732
Operating expenses:
Research and development	10,883	4,752	6,131	24,713	12,338	12,375
General and administrative	25,357	704	24,653	28,669	1,857	26,812
Total operating expenses	36,240	5,456	30,784	53,382	14,195	39,187
Loss from operations	(34,413)	(5,456)	(28,957)	(47,650)	(14,195)	(33,455)
Other income (expense)
Change in fair value of embedded derivative liability	-	-	-	(205)	-	(205)
Loss on extinguishment of convertible promissory note	-	-	-	(754)	-	(754)
Interest and other income (expense)	27	(121)	148	(180)	(51)	(129)
Net loss and comprehensive loss	$(34,386)	$(5,577)	$(28,809)	$(48,789)	$(14,246)	$(34,543)

Grant Revenue

We recognized $1.9 million in grant revenue for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. We recognized $5.7 million in grant revenue for the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, revenue was derived from the Grant Agreement we entered into in September 2020 with BMGF, under which we were awarded a grant totaling up to $10.0 million, in support of our development of a SARS-CoV-2 vaccine.

Research and Development Expenses

Research and development expenses were $10.9 million for the three months ended September 30, 2021, compared to $4.8 million for the three months ended September 30, 2020. The increase of $6.1 million was primarily due to a $4.3 million increase in direct costs related to clinical development and manufacturing, a $0.9 million increase related to stock-based compensation expense, a $0.7 million increase in personnel related expenses due to increased headcount to support our development activities, and a $0.2 million increase in direct costs related to non-clinical development and manufacturing.

For the nine months ended September 30, 2021, research and development expenses were $24.7 million compared to $12.3 million for the same period in 2020. The increase of $12.4 million was primarily due to a $9.2 million increase in direct costs related to clinical development and manufacturing, a $1.5 million increase in personnel related expenses due to increased headcount to support our development activities, a $1.4 million increase related to stock-based compensation expense, and a $0.3 million increase in direct costs related to non-clinical development and manufacturing.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
IVX-121	$690	$3,430	$4,042	$9,293
IVX-241	2,110	293	4,429	306
IVX-411	4,209	12	9,651	16
Unallocated research and development expense	3,874	1,017	6,591	2,723
Total research and development expense	$10,883	$4,752	$24,713	$12,338

General and Administrative Expenses

General and administrative expenses were $25.4 million for the three months ended September 30, 2021, compared to $0.7 million for the three months ended September 30, 2020. The increase of $24.7 million consisted of increased non-cash stock-based compensation expense of $22.7 million, inclusive of $21.0 in expense related to the modification of options accelerated in connection with the death of Tadataka (Tachi) Yamada, M.D., our former Chairman, increase in other operating expenses of $0.7 million, increased professional services including legal fees of $0.7 million, and increased personnel-related expenses of $0.6 million.

General and administrative expenses were $28.7 million for the nine months ended September 30, 2021, compared to $1.9 million for the nine months ended September 30, 2020. The increase of $26.9 million consisted of increased non-cash stock-based compensation expense of $23.9 million, inclusive of $21.0 in expense related to the modification of options accelerated in connection with the death of Dr. Yamada, increased professional services including legal fees of $1.1 million, increased personnel-related expenses of $1.0 million, and increased other expenses of $0.9 million.

Other Income (Expense)

Other income (expense) was expense of $1.1 million for the nine months ended September 30, 2021, compared to income of $0.1 million for the nine months ended September 30, 2020. The increase of $1.0 million in expense for the nine months ended September 30, 2021 was the result of a loss on extinguishment of convertible promissory note of $0.8 million, an increase in expense recognized on the change in fair value of derivative liability of $0.2 million, and an increase in interest expense of $0.1 million.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and may never become profitable. As of September 30, 2021, we had been financed primarily through net proceeds of approximately $340.2 million from the sale of our convertible preferred stock and common stock. In August 2021, we completed our IPO with the sale of 13,953,332 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares, at an IPO price of $15.00 per share with net proceeds of $190.7 million. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. Additionally, in July 2021, we received the final $3.3 million in restricted cash awarded under the Grant Agreement. As of September 30, 2021, we had cash of $291.3 million, restricted cash of $2.7 million and an accumulated deficit of $75.9 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by
Operating activities	$(25,504)	$(10,520)
Investing activities	(583)	(10)
Financing activities	304,512	4,928
Net change in cash and restricted cash	$278,425	$(5,602)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $25.5 million, consisting primarily of our net loss incurred during the period of $48.8 million adjusted for $26.7 million of non-cash charges, and $3.3 million for net changes in operating assets and liabilities. Non-cash charges consisted primarily of $25.4 million in stock-based compensation expense inclusive of $21.0 million in expense related to the modification of options accelerated in connection with the death of Dr. Yamada, $0.8 million loss on extinguishment of convertible promissory note, $0.3 million non-cash interest expense, and $0.2 million of non-cash expense recognized related to the change in fair value of the derivative liability. The net change in operating assets and liabilities consisted of a $5.7 million decrease in prepaids and other current assets, a $2.1 million increase in accounts payable and accrued and other current liabilities, and a $0.3 million decrease in deferred revenue

Net cash used in operating activities for the nine months ended September 30, 2020 was $10.5 million, consisting primarily of our net loss incurred during the period of $14.2 million adjusted for non-cash charges of $2.0 million, and net changes in operating assets and liabilities of $1.7 million. Non-cash charges consisted of $1.8 million related to the change in fair value of the derivative liability, and $0.2 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a decrease in accounts payable and accrued other current liabilities of $2.0 million offset by changes in operating assets consisting of a decrease in prepaid and other current assets of $0.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $0.6 million and less than $0 million, respectively, and related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $304.5 million consisting of $190.7 million in proceeds related to the issuance of common stock in the IPO in August 2021, $92.6 million in proceeds related to the issuance of Series B-1 convertible preferred stock in March 2021, $21.0 million in proceeds related to the issuance of Series A-1 convertible preferred stock in February 2021, and $0.2 million proceeds from exercises of stock options, including early exercises.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $4.9 million consisting of $4.7 million in proceeds related to the issuance of convertible preferred stock, and $0.2 million proceeds from exercises of stock options, including early exercises.

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in the Prospectus.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of September 30, 2021 and December 31, 2020, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein. See the descriptions of these agreements provided above and in the section of the Prospectus titled “Business—Material Agreements” for additional information on these license agreements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs, and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in the Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $5.3 million and $18.9 million for the years ended December 31, 2019 and December 31, 2020, respectively, and $48.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $75.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

We have initiated clinical trials for two of our vaccine candidates, and our other vaccine candidates in the preclinical development stage. We will need to successfully complete our planned clinical trials in order to seek FDA or comparable foreign regulatory approval to market our vaccine candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. In general, in order to proceed with clinical trials, we must receive authorization to proceed under INDs or comparable applications submitted to foreign regulatory authorities. We have not previously completed any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and our company has only previously submitted a Clinical Trial Notification in Australia for IVX-411, and a clinical trial application in Belgium for IVX-121 and has otherwise not previously submitted any IND, BLA or other comparable foreign regulatory submission. We also plan to conduct a number of clinical trials for multiple vaccine candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. We are in the early stages of consultation with the FDA. Therefore, we cannot be certain how many clinical trials of our IVX-121, IVX-241, IVX-411 or IVX-A12 vaccine candidates will be required or how such trials should be designed, or that we will not encounter material delays in our plans to commence clinical development. For example, we may be required to conduct additional preclinical studies of the individual vaccine candidates comprising our combination candidate, IVX-A12, prior to testing IVX-A12 in clinical trials. We may also be required to conduct clinical testing of our hMPV candidate IVX-241 prior to testing IVX-A12, which would cause a delay in the development of our IVX-A12 candidate. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our vaccine candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of vaccine candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our vaccine candidates.

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

We plan to conduct certain of our clinical trials for our vaccine candidates outside the United States, including the Phase 1/1b clinical trial we are conducting in Belgium of IVX-121 in adults aged 18-45 and 60-75 and the Phase 1/2 clinical trial of IVX-411 that we are conducting in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For clinical trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our vaccine candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our vaccine candidates.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and will continue to rely, on third parties for the manufacture of our vaccine candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our vaccine candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our vaccine candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, the process of manufacturing biologics is complex and highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.

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

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, of non-VLP vaccine candidates targeting RSV, hMPV and SARS-CoV-2. For example, GlaxoSmithKline, Pfizer, Bavarian Nordic, Janssen, Moderna, Codagenix and Meissa are currently developing vaccines against RSV for use in older adults, with several currently in Phase 3 trials, and these companies may target hMPV in the future. Moderna, Pfizer/BioNTech, AstraZeneca and Janssen, along with many other companies, are currently marketing SARS-CoV-2 vaccines. We also compete with companies that have developed VLP technologies targeting SARS-Cov-2 and may target RSV or hMPV in the future. These companies include Bavarian Nordic/AdaptVac, SpyBiotech, VLP Therapeutics, VBI Vaccines, Medicago and Artes Biotechnology. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials and our commercial opportunity.

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

We had 28 full-time employees as of September 30, 2021. As we continue development and pursue the potential commercialization of our vaccine candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. In addition, we may need to expand our facilities, including laboratory operations, and may be unable to do so on commercially reasonable terms, or at all. Our future financial performance and our ability to develop and commercialize our vaccine candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The Biden administration is also actively advancing drug pricing reform measures, and in November 2021, reached an agreement with Congressional leaders on a plan that would allow the government to negotiate prices for some drugs covered by Medicare, and impose a tax penalty on companies that raise drug prices for certain drugs faster than inflation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Further, following the withdrawal of the United Kingdom from the European Union and the EEA and the end of the transition period, from January 1, 2021, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. We also may need to comply with data privacy regimes in other countries.

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

As of September 30, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 42.5% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 2, 2021, in connection with the closing of our initial public offering ("IPO") of our common stock, all of our outstanding shares of convertible preferred stock were converted into an aggregate of 21,634,898 shares of common stock. The conversion of convertible preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

From July 1, 2021 through the filing of our registration statement on Form S-8 on July 30, 2021, certain of our employees and consultants were granted options to purchase an aggregate of 1,347,511 shares of common stock at exercise prices ranging from $15.90 to $39.60 per share. The stock options were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

Use of Proceeds

On July 28, 2021, our registration statement on Form S-1 (File No. 333- 257733) was declared effective by the SEC for our IPO. At the closing of the offering on August 2, 2021, we sold 13,953,332 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares, at an initial public offering price of $15.00 per share and received gross proceeds of $209.3 million, which resulted in net proceeds to us of approximately $190.7 million, after deducting underwriting discounts and commissions of approximately $14.7 million and offering-related transaction costs of approximately $4.0 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Jefferies LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/2/2021	3.1
3.2	Amended and Restated Bylaws	8-K	8/2/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	7/22/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2021, by and among the Registrant and certain of its stockholders	S-1/A	7/22/21	4.2
10.1#	Icosavax, Inc. 2021 Incentive Award Plan, form of stock option agreement thereunder, and form of restricted stock unit agreement	S-1/A	7/22/21	10.2
10.2#	Icosavax, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/22/21	10.3
10.3#	Non-Employee Director Compensation Program	S-1/A	7/22/21	10.4
10.4#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Adam Simpson and the Registrant	S-1/A	7/22/21	10.12
10.5#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Douglas Holtzman, Ph.D. and the Registrant	S-1/A	7/22/21	10.13
10.6#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Niranjan Kanesa-Thasan, M.D. and the Registrant	S-1/A	7/22/21	10.14
10.7#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Cassia Cearley and the Registrant	S-1/A	7/22/21	10.15
10.8#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Charles Richardson, Ph.D. and the Registrant	S-1/A	7/22/21	10.16
10.9#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Thomas J. Russo and the Registrant	S-1/A	7/22/21	10.17
10.10#	Employment Letter Agreement, dated August 9, 2021, by and between Elizabeth Bekiroglu and the Registrant				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

ICOSAVAX, INC.

Date:	November 15, 2021	By:	/s/ Adam Simpson
Adam Simpson
President and Chief Executive Officer
(principal executive officer)

Date:	November 15, 2021	By:	/s/ Thomas Russo, CFA
Thomas Russo, CFA
Chief Financial Officer
(principal financial and accounting officer)