Form 10-K
period 2021-12-31
Icosavax, Inc.
filed 2022-03-30
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☐ No ☑

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on the Nasdaq Global Select Market on July 29, 2021.

As of March 28, 2022, the registrant had 39,724,980 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements and Market Data

This annual report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, potential of our technology, the anticipated timing, costs, design, conduct and results of our ongoing and planned preclinical studies and clinical trials for our vaccine candidates, the timing and likelihood of regulatory filings and approvals for our vaccine candidates, our ability to commercialize our vaccine candidates, if approved, the impact of COVID-19 on our business, the pricing and reimbursement of our vaccine candidates, if approved, the potential to develop future vaccine candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this Annual Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use our trademarks in this annual report as well as trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

This Annual Report also contains industry, market and competitive position data from our own internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies and publicly available information. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires. In addition, while we believe the industry, market and competitive position data included in this report is reliable and based on reasonable assumptions, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.

Item 1. Business

Overview

We are a biopharmaceutical company leveraging our innovative virus-like particle (VLP) platform technology to develop vaccines against infectious diseases, with an initial focus on life-threatening respiratory diseases. Our VLP platform technology is designed to enable multivalent, particle-based display of complex viral antigens, which we believe will induce broad, robust, and durable protection against the specific viruses targeted. Our pipeline includes vaccine candidates targeting some of the most prevalent viral causes of pneumonia. We are developing these candidates for older adults, a patient population with high unmet need. Our vaccine candidate IVX-A12 is a bivalent candidate, or a mixture of two different VLP candidates. IVX-A12 combines IVX-121, a vaccine candidate designed to target respiratory syncytial virus (RSV), and IVX-241, a vaccine candidate designed to target human metapneumovirus (hMPV). There are currently no vaccines approved for either RSV or hMPV, which are two common causes of pneumonia in older adults. We initiated a clinical trial of IVX-121 in September 2021, with interim topline data expected in the second quarter of 2022. Contingent on favorable results from the IVX-121 clinical trial and completion of Good Manufacturing Practices (cGMP) manufacturing of IVX-241, we plan to submit an investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA) and, thereafter, initiate a clinical trial of our combination vaccine candidate, IVX-A12, in the second half of 2022.

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults. We are conducting a Phase 1/2 clinical trial of our coronavirus disease 2019 (COVID-19) candidate IVX-411 in Australia and reported interim topline results for this clinical trial in March 2022. Overall, although an immune response was observed and the initial reactogenicity data were favorable, the level of immunogenicity response was below our expectations. We are conducting further analysis of the data and our IVX-411 vaccine candidate, including an investigation into the manufacture, shipment, and vaccine administration in the Phase 1/2 clinical trial. We will further evaluate our plans with respect to our current COVID-19 vaccine candidates based on the results of these efforts. We also have licensed the rights to develop and commercialize an influenza VLP vaccine from the University of Washington (UW) and have an emerging flu program.

Our Strategy

Our goal is to utilize our VLP platform technology to develop vaccines against infectious diseases with an initial focus on life-threatening respiratory diseases and a vision of creating pan-respiratory vaccines for older adults. Key elements of our strategy include:

•
Advancing our combination RSV-hMPV VLP vaccine candidate, IVX-A12, through clinical development and regulatory approval for the prevention of respiratory disease and pneumonia in older adults. We initiated a Phase 1/1b clinical trial in September 2021 to assess the safety and immunogenicity of IVX-121 against RSV in adults aged 18-45 and 60-75. We expect to report interim topline data from this trial in the second quarter of 2022. Contingent on favorable results, we plan to combine IVX-121 with our hMPV VLP vaccine candidate, IVX-241, to produce our bivalent vaccine candidate, IVX-A12, and to advance this combination vaccine candidate into clinical development. We have completed our pre-IND meeting for the IVX-A12 combination bivalent RSV and hMPV VLP vaccine candidate and expect to begin our Phase 1 trial for IVX-A12 in the second half of 2022. We believe that a bivalent RSV and hMPV targeted VLP vaccine has the potential to provide a more optimal approach to preventing these two common causes of pneumonia, neither of which currently has an approved vaccine.

•
Leveraging our VLP platform technology to pursue additional vaccine candidates and combinations in indications with high unmet need. We believe our VLP vaccine technology has broad potential applicability beyond RSV and hMPV, including in SARS-CoV-2 and in influenza, and we have programs in both of these indications. We also plan to evaluate the development of VLP candidates for other indications with high unmet need, and to continue to evaluate the potential of our VLP platform technology in combination vaccines in support of our vision to ultimately create pan-respiratory vaccines.

•
Building manufacturing scale-up capability early in the development process. For all our programs, we plan to identify and contract with large-scale commercial contract development and manufacturing organizations early in the development process. We plan to initiate scale-up of manufacturing process development activities immediately following commencement of clinical trials to enable incorporation of manufacturing process changes early in development. We believe that this will lower manufacturing risk for our programs as well as accelerate our timelines to regulatory approval and build the scale-up capability that is also needed for delivering on our vision of a pan-respiratory vaccine.

•
Further optimizing our VLP platform technology. We intend to invest in process enhancements that we believe could enable a more rapid development of future vaccine candidates. As part of this plan, we intend to evaluate alternative manufacturing processes that we believe could reduce time from candidate selection to availability of clinical trial material, enable us to rapidly respond to annual strain changes as needed in our influenza program, and potentially make our VLP technology available as needed for future pandemics.

•
Maximizing the value of our vaccine candidates through selective partnerships. As we continue to build and advance our vaccine candidate pipeline, we may explore on a candidate-by-candidate basis partnerships or strategic collaborations to accelerate development or commercialization in key regions with third parties who have complementary capabilities that allow us to enhance the value of our pipeline.

Our VLP Technology

Our technology platform is based on the VLP approach to vaccine development, which we believe has been validated through the regulatory approvals and commercial success of third-party, naturally occurring VLP vaccines and has several benefits. These naturally occurring VLPs have shown the ability to induce high and sustained levels (titers) of neutralizing antibodies (nAbs) in both older and younger adults, which have generally been associated with protective immunity. In addition, we believe VLPs can be used in combination vaccines as VLPs enable multivalent display of antigens in a manner that closely resembles viruses but contain no genetic material. However, VLPs engineered to display complex viral antigens have in general been difficult to develop or successfully manufacture at scale, limiting the pathogens that can be addressed by this approach.

Our vaccine technology was licensed from the Institute for Protein Design at the University of Washington (UW IPD) and is designed to enable the application of VLP-based vaccines against a broader array of pathogens than has been possible with naturally occurring VLPs and to overcome the manufacturing challenges experienced with these VLPs as well as other VLP technologies. Our licensed VLP technology utilizes a two-component computationally designed protein structure that self-assembles without interfering with the structure of the displayed antigens. The individual protein components are expressed and purified using traditional recombinant protein techniques, which we believe will allow us to manufacture our VLP vaccine candidates more efficiently at scale.

Vaccines are designed to prevent disease by providing a safe exposure to key components of pathogens capable of inducing protective immunity. Infants and young children have typically not been exposed to many pathogens and have limited immunity following the disappearance of maternal antibodies. As infants grow into adults the immune system becomes stronger and more capable of fighting off several pathogens that cause disease, owing to both vaccines and natural exposure to infections as children. However, as adults age, their immune system becomes weaker and less capable of mounting an effective immune response. This phenomenon is called immunosenescence, and it leaves older adults more susceptible to disease than younger adults. Recently, several vaccines have been approved or recommended specifically for use in older adults and we believe that novel approaches to vaccine development will continue to drive the market for prevention of disease in this population.

Our initial focus is on the development of vaccines to prevent respiratory disease and pneumonia caused by viral pathogens in older adults. We believe there is a need for effective vaccines to combat infections in older adults, who are generally less able to mount an immune response against pathogens compared to other age groups due to immunosenescence. Immunosenescence causes older adults to be more susceptible to severe symptoms and death from infections and results in a weaker response to vaccination with conventional vaccines. For RSV, hMPV, and SARS-CoV-2 there is a strong correlation between nAb levels and increased protection against disease. For this reason, vaccines able to induce the highest and most durable nAb titers will likely be the most protective against infection, particularly in older adults. We believe that VLP vaccines may be effective in generating the high and durable nAb responses needed. In addition, we believe our platform has the potential to address the global need for thermostable, low-cost, and readily manufacturable vaccines.

Benefit of Combination Vaccines

We plan to utilize our innovative VLP platform technology to develop and deliver combination vaccine products, initially targeting respiratory pathogens in older adults. Combination vaccines have had commercial success in both pediatric and young adult populations with significant patient access and market penetration. This is because combination vaccines can be developed to protect against diverse pathogens or multiple strains or variants of the same pathogen with a single product while having the potential to reduce the number of injections and simplifying the immunization schedule.

We predict that as more vaccines targeting the older adult community are developed, combination vaccines will become the preferred approach for older adults, similar to what has occurred with pediatric and young adult vaccines. We believe an early focus on combination vaccine candidates against respiratory viruses in older adults will give us a competitive advantage over monovalent vaccine candidates in development, and our ultimate vision is to develop pan-respiratory vaccines.

Potential Benefits of VLP Vaccines

There are a number of highly effective vaccines on the market (e.g., for HPV and HBV) and vaccines in development (e.g., for norovirus) that are based on VLPs. In these instances, the vaccines contain proteins from the target pathogen that naturally self-assemble into VLPs and are capable of inducing a protective immune response. Data from third-party preclinical studies and clinical trials suggest that VLPs are capable of inducing a robust and durable immune response that in some cases was superior to soluble antigens.

The robust response to VLPs is due to their interaction with several aspects of both the innate and adaptive arms of the immune system, which are responsible for driving immediate and lasting immune responses. The innate immune system involves a diverse set of cells, including dendritic cells, mast cells, eosinophils, basophils, neutrophils and macrophages, all of which generate a rapid response to pathogens or other foreign bodies. The adaptive immune system is a second line of defense that is specific to a pathogen or antigen and is triggered when antigen presenting cells (APCs) from the innate immune system activate and recruit cells from the adaptive immune system. The adaptive immune system is composed of T cells and B cells which can form immunologic memory and therefore be activated upon reintroduction of the initial antigen or pathogen.

As illustrated in the figure below, VLPs induce robust immune responses through (1) improved uptake and presentation of VLP-based antigens by APCs that “instruct” T cells on pathogenic threats, (2) efficient trafficking of VLPs to the lymph nodes, a critical site for adaptive immune responses, (3) enhanced cellular crosstalk between APCs, T cells and B cells and (4) the potential of multivalent, VLP-based antigens to effectively cross-link and stimulate antigen receptors on B cells, which mature into short-lived plasma cells, long-lived plasma cells and memory B cells following exposure to antigens. Compared to soluble antigens, the observed strength of B cell receptor cross-linking by multivalent, VLP-based vaccines are thought to increase the induction of long-lived plasma cells, which provide a durable antibody response. As an example, marketed HPV vaccines have demonstrated high levels of immunogenicity and efficacy for 9-10 years following vaccination while 80% people vaccinated with the hepatitis B virus (HBV) VLP vaccine showed protective titers at least 10 years after their primary immunization.

We believe there are several other potential advantages to VLP-based vaccines. VLPs are non-replicating and non-infectious, which we believe has the potential to make them safer to use in all populations. In addition, since they do not replicate, VLPs have the potential to stimulate immune responses even in the presence of pre-existing immunity (through previous infection or vaccination), which has limited the utility of some viral vector-based vaccine platforms. VLPs have also been observed to induce robust nAb levels in older adults, despite immunosenescence. VLPs have also been effective in the development of combination vaccines. For example, the Gardasil and Cervarix vaccines for use against HPV, among others, incorporate combinations of VLPs targeting different viral strains. For Gardasil, the initial formulation contained four VLPs, and serotype coverage was expanded through the inclusion of five additional HPV type VLPs in a second-generation product, showing the feasibility of expanding VLP formulations. Gardasil/Gardasil-9 generated $5.7 billion in 2021 worldwide sales. In addition, the Takeda/HilleVax norovirus VLP candidate, a combination of two VLPs targeting different norovirus genotypes, has successfully completed Phase 2 clinical trials. Evaluation of nAb titers induced by this vaccine candidate showed no difference between the response seen in adults aged 22-48 and adults aged 60 and over.

VLP-based vaccines have also induced cross-protective immune responses against related virus strains not included in the vaccine. This result was believed to be due to antibody responses against subdominant epitopes that only provoke an immune response when presented to the immune system in a multivalent form. Cross-protective immune responses have been seen in clinical and post-marketing surveillance data from approved HPV vaccines, Phase 2 data from the Takeda/HilleVax norovirus VLP candidate, as well as preclinical data with influenza vaccines using our two-component VLP platform.

Limitations of Current VLP Technologies

The major drawback of naturally occurring VLPs is that they often cannot be easily engineered to display complex antigen targets or manufactured at commercially relevant scale. Since not all pathogens have protective antigens that naturally form VLPs, this limits the specific pathogens that can be targeted with this approach. Several developers have and are currently utilizing various other approaches to develop and manufacture VLP-based vaccines. One approach is to use proteins from viruses that naturally form VLPs (e.g., tobacco mosaic virus and HBV) as scaffolds for protective antigens that fail to form VLPs on their own. There are also naturally occurring proteins that self-assemble into particles (e.g., bacterial protein ferritin or lumazine synthase) that can be used as scaffolds for presenting heterologous antigens. The main limitation of the natural scaffold-based approaches is that the structure is fixed resulting in limitations on the size and nature of the antigens that can be incorporated into these particles, as well as the valency and geometry of the antigens presented. Another approach is to use an enveloped VLP that buds from the host cell and contains cellular lipids that make up the lipoprotein envelope. Although this allows for incorporation of complex heterologous antigens, enveloped VLPs can be challenging to purify, with concerns about viral contamination as well as host-cell proteins being carried through to the enveloped VLP, particularly when mammalian expression systems are used. In addition, enveloped VLPs have historically had poor yields, scalability, and stability challenges.

Our Solution—Two-Component Computationally Designed VLP Technology

We believe that our two-component VLP platform technology, licensed from the UW, retains the benefits of the naturally occurring VLPs while potentially overcoming the constraints and limitations seen in other VLP technologies to date. Our platform is based on technology developed by researchers at the UW IPD, who pioneered a computationally designed VLP system with potential to address a wide range of vaccine targets.

Our licensed VLP technology encompasses VLPs formed from two protein components that are separately produced using traditional recombinant protein manufacturing techniques. The antigen-bearing Component A consists of a trimeric protein that is genetically fused to the target protein of interest and is produced in eukaryotic cells. The trimeric Component A assembly domain is derived from a thermophilic bacterium and has shown stability at above 70 degrees Celsius, which we believe has the potential to confer stability to the assembled VLP. The second protein, Component B, is a pentameric protein that is produced by bacterial fermentation and assembles cooperatively with Component A to form the VLP.

We are focusing our current development efforts on a single VLP scaffold, which allows for the same Component B to be shared across multiple vaccine candidates featuring different antigens presented on Component A, as illustrated in the graphic below.

Component A
(antigen-specific)
RSV
hMPV
SARS-CoV-2
FLU
Component B
(common)
VLPs
IVX-121
IVX-241
IVX-411
FLU

Component A and Component B are expressed and purified separately prior to assembly. Upon mixture, the two protein components self-assemble into an icosahedral VLP displaying 20 copies of a trimeric antigen, such as RSV or

hMPV, or 60 copies of a monomeric antigen, such as the RBD antigen in the SARS-CoV-2 vaccine candidate, as illustrated below.

Using our VLP platform technology we engineer vaccine candidates comprised of self-assembling proteins that are designed to have the following potential benefits:

•
Robust, durable, and broad immune responses. The icosahedral symmetry of our VLPs mimics viral geometry and is designed to allow for increased antigen density. In addition, we believe our VLPs are within the optimal size range (20-100 nm) that enables efficient trafficking to the lymph nodes as seen with natural VLPs. Both increased antigen density and lymph node trafficking are known to trigger robust B cell immune responses. We believe that preclinical data support the potential of our platform to generate VLPs that induce high nAb levels, durable immunogenicity and cross-protection against related viral strains.

•
Potential to display complex heterologous antigens. Our approach allows for the multivalent display of complex antigens that would not normally form into VLPs.

•
Highly scalable manufacturing and ease of purification. Our two-component technology facilitates the use of standard, scalable recombinant protein methods for vaccine manufacturing and purification with well-established cell line and fermentation technologies.

•
Increased antigen stability. Our VLPs are designed to confer increased stability to our vaccine candidates, which we believe will allow for improved storage and distribution.

Vaccine Market Overview

Prior to COVID-19, the global vaccine market was estimated to be over $50 billion in 2020 and was anticipated to grow to over $100 billion by 2027. Over $12.5 billion in 2020 was from vaccines for influenza and pneumococcus, two of the leading causes of pneumonia. Vaccines against COVID-19 have grown the vaccine market considerably in 2021 with estimated sales of over $60 billion. The future endemic market is estimated by market research firms to stabilize at up to $20 billion per year. While mRNA vaccines have contributed largely to the COVID vaccine market, recombinant, conjugate and subunit vaccines, which include VLP-based vaccines, make up over 50% of the non-COVID vaccine market. Prior to the COVID-19 pandemic, the global vaccine market was expected to grow rapidly at a compound annual growth rate of 10% between 2019 and 2027. The increased awareness of infectious diseases and importance of vaccines driven by the COVID-19 pandemic is likely to increase vaccine utilization further, particularly for respiratory viruses.

Prior to the COVID-19 pandemic, lower respiratory infection (LRI), including pneumonia, was the leading cause of death and hospitalization from infections and the fourth highest cause of death globally. Older adults are particularly susceptible to respiratory pathogens and it is estimated that prior to COVID-19, LRI caused over one million deaths globally in people over the age of 70 every year. The world adult population over the age of 60 is expected to double by 2050, so prevention of respiratory disease in older adults is a growing commercial opportunity. Many of the viral causes of pneumonia have no approved vaccines, limited treatment options, and result in high morbidity and mortality in the older adult population.

Our Programs

Our initial focus is on developing vaccine candidates for viral causes of pneumonia in older adults. The following chart summarizes our current programs.

VLP technology underlying all candidates is licensed from the UW.

*

Icosavax does not plan to pursue the IVX-121 RSV monovalent candidate as a standalone candidate for RSV in older adults and plans to transition development to the IVX-A12 bivalent RSV/hMPV candidate following Phase 1. The RSV antigen incorporated into IVX-121 is licensed from the National Institutes of Health; key mutations in the hMPV antigen incorporated into IVX-A12 are licensed from the National Institute of Health (NIH) and the University of Texas at Austin (UT).

^

Icosavax has worldwide nonexclusive rights with the exception of South Korea (which is not included in the licensed territory), which will convert to exclusive rights in North America and Europe (including Switzerland and United Kingdom) starting in 2025, with non-exclusivity maintained elsewhere. As part of our ongoing response to emerging variants, we have initiated preclinical development of a potential Omicron VLP vaccine candidate for evaluation as a possible back-up in COVID-19 or incorporation as a possible component of a multivalent COVID-19 candidate.

Our current development efforts are focused on addressing the unmet need for safe and effective vaccines against leading causes of LRIs, including pneumonia, in older adults. The COVID-19 pandemic has increased awareness of the impact of LRIs on older adult mortality and morbidity with over 75% of the 934,000 deaths in the United States in people over the age of 65 attributable to LRIs as of February 19, 2022. Even prior to the COVID-19 pandemic, LRIs were the fourth leading cause of death worldwide, with morbidity and mortality increasing with age and pre-existing conditions. LRIs caused by pathogens other than SARS-CoV-2 typically lead to over one million deaths worldwide per year in people over 70 years of age and pneumonia is the most common LRI. Many of the viruses found to be associated with pneumonia and LRIs have no approved vaccines, including RSV and hMPV. Other viruses associated with pneumonia, such as influenza, have marketed vaccines but efficacy is often low and variable from year to year.

We have developed each of our vaccine candidates using a robust selection process to identify what we believe is the best antigen. Our selection process includes screening for expression, protein conformation, stability, VLP assembly competence, and evaluation of immunogenicity in multiple animal models, including those that have been previously infected with the pathogen (i.e., primed) when relevant. We in-license antigens where we believe that others’ discoveries may be optimally suited for our technology. We also develop our own antigens in-house.

IVX-A12 (RSV-hMPV vaccine candidate), a bivalent combination of IVX-121 (RSV vaccine candidate) and IVX-241 (hMPV vaccine candidate)

IVX-A12 is a bivalent combination of IVX-121, which is designed to target RSV, and IVX-241, which is designed to target hMPV. Both IVX-121 and IVX-241 have been designed to display prefusion stabilized F antigens of RSV and hMPV, respectively. The F (fusion) proteins of these viruses are critical for viral entry. F proteins are also one of the main targets for nAbs and are a focus of most vaccine efforts for respiratory viruses such as RSV and hMPV. We have licensed a prefusion stabilized form of the RSV F antigen, DS-Cav1, from the NIH that has been demonstrated in clinical trials conducted by the NIH to be a robust immunogen. An initial clinical trial with DS-Cav1 showed an induction of nAb titers much higher than had previously been seen with other postfusion vaccine approaches to RSV. We have incorporated

DS-Cav1 into our VLP candidate IVX-121. Preclinical data with hMPV antigens provide support for the F antigen as a potential target for protective immunity, and we have incorporated a prefusion F antigen into our VLP candidate IVX-241. The prefusion F antigen in IVX-241 incorporates key mutations that we have licensed from the NIH and the UT. We have been assessing different ratios of IVX-121 and IVX-241 in preclinical studies in an effort to identify the ratio least likely to induce immunologic interference between them prior to initiating clinical trials of IVX-A12. We also plan to conduct a Phase 2 clinical trial to evaluate the optimal ratio of IVX-121 to IVX-241 in humans. We believe that multivalent display of these prefusion F antigens on the surface of our VLPs has the potential to induce a robust nAb response capable of conferring protection against infection of both viruses, which we also plan to assess in clinical trials.

We initiated clinical development of IVX-A12 with a clinical trial of IVX-121. We initiated a Phase 1/1b clinical trial in September 2021 to assess the safety and immunogenicity of IVX-121 in adults aged 18-45 and 60-75. We expect to report interim topline data from this trial in the second quarter of 2022. Assuming favorable results, we plan to submit an IND to the FDA and thereafter initiate a Phase 1 clinical trial of IVX-A12 to assess its safety and immunogenicity in healthy younger and older adults. We have completed our pre-IND meeting for the IVX-A12 combination bivalent RSV and hMPV VLP vaccine candidate and we expect to begin our Phase 1 trial for IVX-A12 in the second half of 2022. We believe that a bivalent VLP vaccine targeting RSV and hMPV is an optimal approach to prevent these two common causes of pneumonia, neither of which has an approved vaccine to date.

IVX-A12 Market Opportunity

Marketed vaccines for pneumococcus and influenza, two major causes of pneumonia, had an estimated combined annual 2020 global revenue of $13 billion. RSV and hMPV are also highly prevalent respiratory pathogens that occur seasonally. The largest epidemiological study assessing prevalence of RSV and hMPV that compared with influenza and pneumococcal in adults was the EPIC study published in 2015. Based on this study, the two most common pathogens causing pneumonia in adults after human rhinovirus, influenza pneumococcus and influenza were RSV and hMPV, which were found in 8% and 11%, respectively, of U.S. adults hospitalized for community acquired pneumonia where any pathogen was detected, as shown below.

Top 5 Pathogens Detected in Adults Hospitalized with Community-Acquired

Pneumonia (EPIC Study*)

*	EPIC study data from supplementary information published in Jain et al., 2017

Pneumococcal and influenza vaccines are important vaccines in the current respiratory vaccine market. Both are recommended for immunization by healthcare policy makers in the United States and other major markets. The global pneumococcal market was estimated to be around $8 billion in 2020 and is projected to grow to around $13.5 billion in 2030. The influenza market size is challenging to estimate due to the number of marketed vaccines worldwide but was estimated to be around $4.5 billion in 2020 and is projected to grow to around $8 billion by 2027. Older adults make up a significant proportion of these sales. Uptake of influenza vaccines in U.S. adults over the age of 65 increased from 70% in the 2019-2020 season to 75% in the 2020-2021 season. Pneumococcal vaccine uptake is also estimated to be around 70% in adults over 65 years of age. Pneumovax23, a pneumococcal vaccine with uptake primarily in the older adult population, had 2021 sales of $890 million. We believe that sales of vaccines for older adults will grow substantially in the future, as the world adult population over the age of 60 is expected to double by 2050.

RSV is estimated to cause 177,000 hospitalizations and 14,000 deaths in adults 65 years of age or older annually in the United States alone. Costs per hospitalization for RSV in older adults are estimated to be at least as great as those of influenza due to longer hospital stays and greater pulmonary complications. The U.S. economic burden for RSV-related hospitalizations alone is estimated to be greater than $2.5 billion per year. Rates of hospitalization and severity of disease for hMPV have been shown to be similar to those seen with RSV and influenza. There are currently no marketed vaccines for RSV or hMPV, two common causes of pneumonia.

In addition, recent data show that both morbidity and mortality in U.S. adults hospitalized with viral pneumonia is higher with both RSV (16.1% likelihood of ICU admission and 5.2% likelihood of death) and hMPV (16.5% likelihood of ICU admission and 3.9% likelihood of death) than with influenza (11.5% likelihood of ICU admission and 3.3% likelihood of death). Given these data, a combined RSV-hMPV vaccine could address a substantial unmet medical need.

We have conducted a primary and quantitative research campaign including interviews with 35 U.S. and EU payors and policy makers and a quantitative survey with 140 U.S. vaccinators (physicians and pharmacists). Data from the study suggest that once launched, an effective RSV vaccine targeting the older adult population could be included in policy (e.g., Advisory Committee on Immunization Practices) guidelines. These guidelines drive recommendations by the Centers for Disease Control and Prevention (CDC) and equivalent organizations outside the United States, and can lead to inclusion on payor formularies. This applied to both monovalent (RSV only) and combination vaccines that incorporate an RSV component. The quantitative survey results suggested that policy recommendations were likely to drive immediate vaccine utilization of an RSV vaccine. In addition, survey results suggested that vaccinators were likely to have a strong (90%) preference for a combination RSV-hMPV vaccine over an RSV monovalent vaccine, assuming equivalent efficacy against RSV. Overall, we believe that the survey results supported continued development of a bivalent RSV/hMPV vaccine candidate.

IVX-121—RSV VLP Vaccine Candidate

Overview of RSV

RSV is an RNA virus that replicates in the nose and lungs and is a major viral cause of LRI worldwide. There are two major subtypes of RSV, A and B, which may co-circulate in a single RSV season. Re-infection is common, and all older adults are expected to have been exposed to RSV and have RSV-specific antibodies. The most common symptoms are cough, fatigue, dyspnea, congestion, wheezing, and fever.

High Neutralizing Antibody Titers Correlate with Reduced Risk of Infection and Disease

There is substantial data correlating high nAb titers with protection against RSV. Published preclinical data, natural history studies, human challenge studies, and clinical data all demonstrate reduced risk of infection and disease when higher nAb titers are present. Published natural history studies have demonstrated that once partial protection is achieved, every additional doubling in RSV nAb titer may be associated with an 22-25% decrease in RSV-associated hospitalization. Data from a Phase 2 clinical trial conducted by Sanofi that followed 1,180 subjects aged 65 or older with cardiopulmonary disease over two years at U.S. sites provided additional support that increasing titers correlate with a reduced risk of respiratory illness. As illustrated in the figure below, a doubling of RSV nAb titer was observed to be correlated with a reduced risk of acute respiratory infections (ARIs). Based on these and similar findings, we have designed IVX-121 to increase the magnitude, quality, and durability of the nAb response.

Graph	based on data published in Falsey et al., 2008

Prefusion RSV-F Protein-Based Vaccines May Generate Higher Neutralizing Antibody Titers than Postfusion Vaccines

RSV contains several glycoproteins that are important for different functions of the virus, including the surface fusion protein F (RSV-F). RSV-F is a highly conserved glycoprotein that contains the majority of the neutralizing epitopes, specific regions of antigens that bind protective antibodies. We believe RSV-F was validated as a target for protection by the clinical efficacy and approval of Synagis, a monoclonal antibody used to protect against serious lower respiratory tract disease caused by RSV in infants at high risk of RSV disease, and RSV-F is the focus of most RSV vaccine development efforts. RSV-F is critical for fusion of the virus with the host cell membrane and the conformation of RSV-F changes significantly between the prefusion or postfusion state. nAbs that bind to prefusion F can block viral entry into cells, thereby reducing viral replication and the severity of RSV-related disease.

The RSV-F protein naturally shifts to the postfusion state and vaccine developers initially focused on vaccines containing the postfusion conformation. These vaccine candidates induced approximately two- to four-fold increases in nAb titers, which was not a sufficient increase in nAb titers to protect a large enough portion of the trial participants to justify continued development.

Data now show that the majority of the nAbs against RSV-F in human sera are directed against the prefusion conformation, and that prefusion directed antibodies have greater neutralizing activity than antibodies directed against the postfusion protein. Researchers at the NIH developed an antigen called DS-Cav1, a prefusion stabilized form of RSV-F that has elicited high titers of nAbs against RSV in mice and nonhuman primates. The NIH conducted an initial Phase 1 trial of DS-Cav1 that showed the antigen induced high nAb titers in humans, much higher than had been seen with postfusion F antigens tested by other developers, as further described below. Although DS-Cav1 provided proof-of-concept (PoC) for prefusion RSV F antigens, DS-Cav1 is not fully stabilized in the prefusion conformation and converts over time to a postfusion structure, which has limited its commercial viability.

We have in-licensed the prefusion RSV-F antigen DS-Cav1 and related technology from the NIH and have incorporated the DS-Cav1 antigen assessed in the NIH Phase 1 trial onto our VLP scaffold. IVX-121 has been designed to display 20 copies of DS-Cav1 as a novel two-component VLP, as shown on the right of the figure below.

We believe that multivalent, particle-based display of the DS-Cav1 antigen has the potential to improve antigen presentation and B cell receptor cross-linking as has been observed with other VLPs. In addition, we have observed that the fusion of DS-Cav1 to the assembly domain of Component A of the VLP further stabilizes the prefusion structure of RSV-F so that the prefusion conformation is maintained under normal storage conditions.

Clinical Proof-of-Concept of RSV Prefusion Vaccine from the NIH

The NIH conducted a Phase 1 trial of DS-Cav1 in healthy volunteers to evaluate dose, safety, tolerability and immunogenicity of the stabilized RSV prefusion subunit protein vaccine alone or with aluminum hydroxide (alum), a commonly used aluminum salt adjuvant. Adjuvants can be used to induce a stronger immune response in people vaccinated. Aluminum salts are a widely used adjuvant in human vaccines and pose a low safety risk to humans based on hundreds of studies conducted to date with aluminum salt adjuvanted vaccines. In the NIH trial, 95 healthy adult subjects 18-50 years of age were vaccinated with formulations of DS-Cav1 with or without alum at dose levels of 50, 150, or 500 micrograms of prefusion antigen. Subjects received intramuscular vaccinations at day 0 and at week 12. Published results demonstrated that a single immunization resulted in a 5.1 to 10.6-fold increase in nAb titers from baseline to week 4 against RSV/A, as illustrated in the figure on the right below. A second immunization did not impact long-term neutralization. Although NIH’s trial did not include a head-to-head comparison against other RSV vaccine candidates, the increase in nAb titers from baseline observed in this trial was higher than the ~1.5 to 4-fold rises observed with previous postfusion RSV-F protein-based vaccine candidates. As an example, in Novavax’s Phase 1 clinical trial of an RSV-F candidate in adults aged 18-49, a 1.5 to 2.4-fold rise across non-adjuvanted or aluminum salt (Adjuphos) adjuvanted groups was observed over a similar time period, as illustrated in the figure on the left below. We believe the NIH data supported the hypothesis that stabilizing the prefusion structure has the potential to improve the functional immune response against the RSV F antigen. Neutralizing titers against the important viral subtype RSV/B were also increased 4.4 to 8.4-fold in the NIH trial, indicating comparative increases in breadth of the humoral response. The aluminum salt adjuvants showed limited effect in both the NIH and Novavax trials.

Novavax
RSV-F Vaccine Candidate
RSV A nAb
Week Day 30 vs. Day 0
Fold-Rise
0
5
10
15
30 g
60 g
30 g + adjuphos
60 g + adjuphos
NIH
Prefusion stabilized RSV-F
vaccine candidate
RSV A nAb
Week 4 vs. Week 0
Fold-Rise
0
5
10
15
50 mcg
150 mcg
500 mcg
50 mcg + alum
150 mcg + alum
500 mcg + alum

Novavax data from Glenn et al., 2013; DS-Cav1 data from Ruckwardt et al., 2021

IVX-121 Prefusion F Protein Stability

In preclinical studies, we have observed that the fusion of DS-Cav1 to Component A further stabilized the prefusion conformation and the resultant assembled VLP was very stable at two to eight degrees Celsius, which is a typical temperature range for vaccine storage. In comparison, long-term storage of DS-Cav1 at four degrees Celsius resulted in a shift away from the prefusion stabilized structure as measured by reduction of prefusion specific antibody binding, including D25 binding, by 102 days.

IVX-121 Preclinical Results

We have completed multiple preclinical studies of IVX-121 and precursor candidates in animal models of RSV. As all adults are expected to have been exposed to RSV, we believe the most relevant animal models are those that use animals that are first infected with RSV prior to vaccination. In these models, animals’ immune systems are given prior exposure to the virus (i.e., primed), similar to what would be expected in human adults.

IVX-121 Preclinical Data in RSV-Primed Models. To evaluate the ability of IVX-121 to stimulate immune responses in animals with pre-existing immunity, BALB/c mice were infected with RSV and allowed to recover over a 3-month period. To reduce experimental variability, animals were randomized into groups based on their Day 28 RSV/A neutralizing titers. Animals were evaluated for pre-boost baseline titers on Day 91 and then immunized with either IVX-121 or soluble DS-Cav1 vaccine formulations, with or without Alhydrogel, a commonly used aluminum-based adjuvant. Ten days after the immunization blood was collected for assessment of nAb titers.

To account for variability in the immune response of individual animals to RSV infection, it is necessary to evaluate the relative rise in nAb titers over baseline in each animal. Dose levels of IVX-121 were matched with dose levels of DS-Cav1 meaning a 0.1 microgram dose of IVX-121 would have 0.1 micrograms of DS-Cav1 in the VLP preparation.

As shown in the figure below, IVX-121 induced strong nAb responses that were statistically superior to DS-Cav1 at the 0.1 microgram dose (p<0.05) using both parametric (t-test) and non-parametric tests (Wilcoxon test). The maximum increase in nAb titers (>15x) for the aqueous IVX-121 formulation was seen at the 0.3 microgram dose level, which was higher than the increase observed with the equivalent dose of DS-Cav1, although the results were not statistically significant. At the 1 microgram dose IVX-121 and soluble DS-Cav1 induced similar increases in nAb titers. Use of Alhydrogel did not significantly increase the immune response to IVX-121 in RSV-primed mice (not shown).

Neutralizing Antibodies Generated by IVX-121 vs. Soluble DS-Cav1 in RSV-primed Mice

^SEM = standard error of log2 transformed fold rise in nAb titers

*p = 0.011 (t-test); p = 0.024 (Wilcoxon test)

A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 means that there is a less than or equal to 5% probability that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result. The FDA’s evidentiary standard of efficacy when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05.

In addition, to assess the cellular immune response to IVX-121 splenocytes from individual mice were collected and analyzed in an IFN-gamma ELISpot assay following stimulation with F-specific peptide. As compared to a saline control group, IVX-121 treated mice showed an increase in IFN-gamma positive CD4+ T cells, which suggests a boosted cellular immune response induced by IVX-121.

Preclinical Data in RSV-naïve Animals. Studies performed at the UW IPD on a precursor VLP-based antigen to IVX-121, DS-Cav1-I53-50, showed superiority of the multivalent, VLP presentation of DS-Cav1 over the soluble antigen. The preclinical studies with DS-Cav1-I53-50 in both naïve (non-primed) mice and naïve non-human primates, demonstrated a ~10-fold increase in neutralizing titers over the soluble DS-Cav1 antigen. In the mouse study, DS-Cav1 and DS-Cav1-I53-50 were formulated with the oil-in-water adjuvant Addavax and a 5 mcg DS-Cav1 dose equivalent was utilized for all groups. A statistically significant difference in nAbs titers induced by DS-Cav1-I53-50 and DS-Cav1 was observed (p<0.01). In the primate study, DS-Cav1 and DS-Cav1-I53-50 were formulated with the oil-in-water adjuvant SWE and a 50 mcg DS-Cav1 equivalent dose was given to both groups. A statistically significant difference in nAbs titers induced by DS-Cav1-I53-50 and DS-Cav1 was observed (p<0.05). In a subset of the primates, bone marrow was collected to assess level of induction of antigen-specific long-lived plasma cells (LLPCs), an early marker of a potential durable immune response. Primates immunized with the DS-Cav1-I53-50 VLPs showed a non-significant, but numerical increase in antigen-specific LLPC induction in bone marrow and spleen compared with animals immunized with soluble DS-Cav1. A separate non-human primate study evaluated the potential impact of Adjuphos, an aluminum salt adjuvant different from the one we plan to use in the clinic, on the IVX-121 formulation. The formulation of IVX-121 using Adjuphos induced similar levels of nAb titers to DS-Cav1 formulated with Adjuphos. The specific aluminum salt adjuvant we plan to utilize in clinical testing is Alhydrogel. Preclinical data in naïve mice suggest this adjuvant could yield improved nAb titers in naïve animals.

IVX-121 Preclinical Safety Studies. We have completed a Good Laboratory Practices (GLP) toxicology study to support regulatory submissions and entry into Phase 1 trials in Europe. The toxicology study evaluated both injection site and systemic reactions to the vaccine candidate. No adverse effects were seen following administration of the anticipated maximum human dose of IVX-121 (250ug +/- Alhydrogel), with minor injection site reactivity comparable to animals receiving saline control. The only histological finding that differed from the saline control was a modest increase in the spleens of animals receiving IVX-121, consistent with the induction of a robust immune response.

IVX-241 hMPV VLP Vaccine Candidate

Overview of hMPV

hMPV is an RNA virus that is related to the RSV virus. hMPV was first identified in 2001, though it was likely in circulation for at least 50 years prior to discovery. Infection with hMPV brings a similar symptomatic profile as RSV with the most common symptoms being cough, wheezing, dyspnea, congestion and fatigue. Similar to RSV, there are two genetic lineages of hMPV, hMPV/A and hMPV/B, which show a high degree of sequence homology and co-circulate with varying annual prevalence of each strain. The hMPV virus has several highly conserved viral proteins including a fusion protein (F). Preclinical studies have demonstrated that immunization with the F protein is capable of inducing nAbs and protecting against viral challenge in animal models. Vaccination with an F protein from one lineage has been shown to result in nAb titers capable of protection against both hMPV strains, though titers against the heterologous strain are often lower. Similar to RSV, the F protein of hMPV undergoes a conformational change from the prefusion to the postfusion structure to enable entry into the host cell. Recent data indicate that prefusion stabilization of the F protein results in an improved immunogenicity profile in mice, similar to results previously seen with RSV. Our development is focused on a pre-fusion stabilized hMPV antigen.

RSV, hMPV, and influenza seasons show high seasonal overlap and hMPV is underdiagnosed and often mistaken for RSV or influenza given the similarity in clinical presentation. As diagnostic tools improve, hMPV is being increasingly recognized as a major contributor to ARI and LRI. Similar to RSV, prospective cohorts from third-party clinical trials have shown that higher baseline hMPV nAbs were associated with reduced risk of hMPV symptomatic virus infection, so the goal of vaccination is to increase hMPV nAbs. There are currently no FDA-approved antivirals or vaccines to treat or prevent hMPV.

hMPV Antigen Selection and Immunogenicity Results

Expression of the hMPV F protein has been shown to be challenging and efforts have been made to introduce modifications within the protein to improve expression and stabilize the prefusion structure. We evaluated a number of potential candidate antigens for compatibility with our two-component VLP platform and selected IVX-241. IVX-241 incorporates an F antigen from hMPV/A and was selected based on key criteria, including: high expression, prefusion conformation, monodispersity, VLP stability, and high nAb titers following VLP administration in rodent studies.

Activity of IVX-A12 via Intramuscular Administration in Cotton Rat Model

To evaluate the potential of IVX-121, IVX-241 or IVX-A12 formulated with Addavax (oil-in-water adjuvant) to protect in a live virus (RSV/A and hMPV/A) challenge model, cotton rats were administered two doses of IVX-121, IVX-241 or IVX-A12 (1 ug of each VLP) on day 0 and day 21 and subsequently challenged with RSV/A or hMPV/A two weeks post the second administration.

Strong nAb titers against RSV and hMPV were observed in the animals two weeks post the second VLP administration and prior to challenge. Titers in monovalent and bivalent formulations were equivalent. The animals were challenged intranasally with 105 plaque forming units (PFU) of either RSV/A2 or hMPV/A and lung tissue samples tested 5 days post challenge for viral replication. Cotton rats that were not vaccinated but challenged with RSV or hMPV resulted in substantial viral titers in the lung. Monovalent or bivalent formulations blocked viral replication of each of RSV and hMPV to below the lower limit of quantitation.

RSV/A
log2 RSV/A neutralizing titer
14
12
10
8
6
4
2
0
IVX-121
IVX-A12
hMPV/A
log2 hMPV/A neutralizing titer
14
12
10
8
6
4
2
0
IVX-241
IVX-A12
RSV/A lung titers
GeoMean log10 lung viral titer (pfu/g)
6
5
4
3
2
control (no challenge)
control (challenge)
IVX-121
IVX-A12
hMPV/A lung titers
GeoMean log10 lung viral titer (pfu/g)
6
5
4
3
2
control (no challenge)
control (challenge)
IVX-241
IVX-A12

We are also currently evaluating IVX-A12 in a GLP toxicology study.

IVX-A12 RSV-hMPV Combination Vaccine Candidate Clinical Development Plan

We intend to pursue regulatory approval of our RSV/hMPV combination VLP candidate IVX-A12 in the older adult population. As is standard for vaccine development where correlates of protection have not been identified, we plan to first evaluate the immunogenicity of our vaccine candidate in a Phase 1 first-in-human (FIH) trial in healthy young and older adults by measuring the change in RSV and hMPV nAb levels compared to baseline antibody levels. We also plan to assess different combinations of RSV and hMPV for potential immune interference caused by the addition of hMPV VLPs to the RSV VLP vaccine candidate. Contingent upon favorable safety results, demonstration of immunogenicity and determination of the optimal RSV-hMPV dose combination, we plan to assess the efficacy of our RSV-hMPV combination vaccine candidate. We expect that the efficacy will be assessed by measuring incidence of LRI caused by either RSV or hMPV in patients receiving IVX-A12 compared to those receiving placebo.

We are evaluating both unadjuvanted and Alhydrogel-adjuvanted RSV monovalent VLP candidate IVX-121 formulations in our Phase 1 FIH trial. However, based on the NIH and our own preclinical studies, we may not see a significant enhancement in the nAb titers induced by Alhydrogel adjuvant. For this reason, in parallel with the clinical assessment of IVX-121, we also are assessing alternative adjuvants in our ongoing Phase 1/2 clinical trial of IVX-411 and in preclinical studies with our combination candidate IVX-A12. Based on the IVX-121 and IVX-411 clinical data as well as preclinical data to be generated with respect to IVX-121, IVX-241 and related candidates, and different formulations of IVX-A12, we will determine whether to investigate an adjuvanted formulation, in addition to a non-adjuvanted formulation for the planned Phase 1 clinical trial of IVX-A12.

IVX-121 Phase 1/1b and IVX-121 Phase 1b Extension Trial

Our plan for the clinical development of IVX-A12 is to first assess safety and immunogenicity of the RSV monovalent VLP candidate IVX-121 in an initial Phase 1/1b trial, which was initiated in September 2021.

This FIH trial with IVX-121 is a randomized, observer-blind, placebo-controlled multi-center Phase 1/1b trial designed to evaluate the safety and immunogenicity of three dose levels of non-adjuvanted and Alhydrogel-adjuvanted IVX-121 in two adult cohorts: 18-45 years of age (Phase 1) and 60-75 years of age (Phase 1b). Dosing in this study has completed, with 90 adults 18-45 years of age and 130 adults 60-75 years of age dosed with IVX-121, respectively. All subjects in the trial are being evaluated for safety and persistence of antibody response for six months following a single intramuscular administration of either IVX-121 or placebo.

We expect to conduct an interim analysis of the IVX-121 Phase 1/1b trial to determine the IVX-121 dose level to be assessed in the IVX-A12 combination Phase 1 trial. We are also currently evaluating alternative adjuvant formulations in preclinical studies and will assess the need for an alternative adjuvant in the initial IVX-A12 clinical trial pending the outcome of the Phase 1/1b IVX-121 and Phase 1/2 IVX-411 clinical trials, and preclinical evaluation of different formulations of IVX-A12.

We also plan to enroll a subset of older adult subjects who completed the Phase 1b part of the trial into a Phase 1b extension trial. The Phase 1b extension trial will begin with a continuation of the follow up period of up to approximately twelve months after first dosing to monitor for safety and to evaluate persistence of antibodies. Twelve months following their first IVX-121 administration, we plan to administer a single booster dose of unadjuvanted IVX-121 to enrolled subjects and follow them for an additional six months to evaluate safety and immune responses to the booster dose. Safety assessments will include solicited adverse events (AEs), unsolicited AEs, and serious AEs throughout the 28-day treatment period following booster vaccination.

IVX-A12 Phase 1 Trial

We completed a pre-IND interaction with the FDA for the IVX-A12 combination bivalent RSV-hMPV VLP vaccine candidate in the fourth quarter of 2021, and we expect to begin our Phase 1 trial for IVX-A12 in the second half of 2022. We will evaluate the combination candidate IVX-A12 in this trial, with no evaluation of IVX-241 as a monovalent candidate.

The goal of the planned Phase 1 trial of IVX-A12 will be to assess safety and immunogenicity of varying doses of IVX-A12, with and without adjuvant, in healthy young adults 18-45 years of age, and older adults 60-75 years of age. The adjuvant to be assessed will depend on preclinical data on IVX-A12 as well as clinical data from the IVX-121 and IVX-411 clinical trials. In the planned Phase 1 trial, IVX-A12 will be given with a fixed IVX-121 dose and one of three dose levels of IVX-241 VLP formulated with and without adjuvant. We expect this design will enable evaluation of the immune responses to both individual components of IVX-A12 and to see if the combination of VLPs increases the reactogenicity or leads to immune interference (i.e., imbalanced immune responses to component VLPs). All subjects in the Phase 1 trial will be evaluated for safety and antibody response for twelve months following administration of IVX-A12 or placebo. Our plan is to proceed dosing with cohorts receiving one- and two-dose regimens and to evaluate interim data from the Phase 1 trial to determine the need for adjuvant, and to select the dose regimen for evaluation in the Phase 2 dose-confirmation trial.

IVX-A12 Phase 2 Dose-Confirmation Trial

Following completion of the IVX-A12 Phase 1 clinical trial, we plan to initiate a Phase 2 dose-confirmation clinical trial in healthy older adults 60-75 years of age. We plan to select the formulations and dose regimen for evaluation in the Phase 2 clinical trial based on data from the IVX-A12 Phase 1 trial. Our planned Phase 2 clinical trial will evaluate different combinations of varying concentrations of hMPV and RSV VLPs in healthy older adults to assess safety and immunogenicity of varying concentrations of hMPV and RSV VLPs, and guide final dose selection for a subsequent PoC Phase 2b trial.

IVX-A12 Phase 2 Extension Trial

We plan to enroll older adult subjects who complete the Phase 2 trial into a Phase 2 extension trial to assess duration of antibody persistence and long-term safety over multiple years.

IVX-A12 Phase 2b PoC Trial

We plan to conduct a global Phase 2b randomized observer-blind placebo-controlled PoC efficacy trial to evaluate the formulation of IVX-A12 selected from the Phase 2 dose-confirmation trial. The planned PoC objectives for the Phase 2b trial will include assessment of safety, immunogenicity, and efficacy against LRI caused by either RSV or hMPV. We expect that the trial population will include adults 60 years of age or older, including nested cohorts of frail and at-risk elderly, as well as healthy subjects over 85 years of age.

SARS-CoV-2

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines in older adults. IVX-411 is designed to present 60 copies of the RBD protein from the SARS-CoV-2 virus strain first identified in China (original viral strain). We have also initiated preclinical development of candidates incorporating RBD variants, including Omicron, for evaluation as possible back-up candidates or as components of a multivalent COVID-19 vaccine candidate. For our COVID-19 vaccine candidates, we have a license from the UW that is nonexclusive worldwide, with the exception of South Korea (which is not included in the licensed territory). This license will become exclusive in the United States, Canada, Mexico and Europe (including Switzerland and United Kingdom) starting in 2025 with non-exclusivity maintained elsewhere. SK Biosciences (SK) has also licensed the technology for use in COVID-19 vaccines. SK has completed a Phase 1/2 clinical trial in South Korea, and has begun Phase 3 clinical trials, as well as rolling registration applications with the UK Medicines and Healthcare products Regulatory Agency (MHRA) and the South Korean Ministry of Food and Drug Safety (MFDS), for a product candidate similar to IVX-411, and is also pursuing variant vaccine candidates.

In October 2020, we announced a grant for $10 million, awarded by the Bill & Melinda Gates Foundation (BMGF), a global non-profit dedicated to improving global health. We deployed this grant to evaluate IVX-411 in a Phase 1/2 clinical trial that we initiated in Australia in June 2021. In this clinical trial, we are evaluating the safety and immunogenicity of IVX-411 in naïve subjects and previously vaccinated individuals for its potential use as a booster vaccine. Topline interim data from this ongoing clinical trial were announced in March 2022. Overall, although an immune response was observed and the initial reactogenicity data were favorable, the immunogenicity response was below our expectations and inconsistent with preclinical data on our platform and other data on similar VLP technology, including SK’s COVID-19 VLP vaccine. Further analysis of the data and our IVX-411 vaccine candidate is ongoing, including an investigation into the manufacture, shipment, and administration of the vaccine candidate in the Phase 1/2 clinical trial. Based on the results of these efforts, we will review our plans for the clinical development of IVX-411 and variant candidates, including a potential Omicron or multivalent back-up candidate. We remain committed to the development of pan-respiratory vaccine(s) incorporating COVID-19.

IVX-411—Our COVID-19 Vaccine Candidate

Overview of SARS-CoV-2 and COVID-19

SARS-CoV-2 is a viral pathogen responsible for the coronavirus disease 2019 (COVID-19) global pandemic. As of February 2022, there were over 430 million cumulative cases and over 5.9 million deaths from COVID-19 worldwide with over 900,000 deaths in the United States alone. Rates of serious morbidity and mortality from COVID-19 are disproportionately higher in older adults as compared to other age groups, likely due to age-induced immunosenescence. Although adults aged 65 or older constitute about 17% of the United States population, over 75% of the deaths in the United States due to COVID-19 have been in this age group, as illustrated in the graph below.

U.S. COVID-19 Deaths by Age (as of February 2022)

250,000
200,000
150,000
100,000
50,000
0
25%
20%
15%
10%
5%
0%
0-4 Years
5-17 Years
18-29 Years
30-39 Years
40-49 Years
50-64 Years
65-74 Years
75-84 Years
85+ Years
Count of deaths
Percent of US population

Source: CDC, U.S. Census Bureau

Vaccines have been developed to combat the COVID-19 pandemic at an unprecedented pace and there are several mRNA and adenoviral vector-based COVID-19 vaccines that have been licensed or approved under EUA in the United States and other countries. Data have been publicly released regarding different SARS-CoV-2 vaccine candidates, including protein-based vaccines and the VLP vaccine candidates being developed by Medicago, Bavarian Nordic, and SK, that have shown high nAb induction. We believe these data support continued development of VLP-based vaccines such as IVX-411. Further, development of the first wave of vaccines to fight the pandemic focused on speed rather than other critical attributes that are now important considerations for second wave vaccine candidates such as durability, potential to address variant strains, ease of manufacturing and distribution, stability, and reactogenicity profile.

Coronaviruses are prone to mutation but the pace at which the SARS-CoV-2 virus has mutated is faster than many were anticipating. Some of these emerging strains appear to enhance transmission and pathogenicity, with complete replacement of the original pathogen by the emerging strains in some countries. Data has shown that some vaccines against the original SARS-CoV-2 virus strain are less immunogenic against some of the emerging variants, particularly the Beta and Omicron variants. Several companies have initiated efforts to make either booster shots to supplement existing vaccines to address emerging variants or new vaccines incorporating key mutations found in variant strains. However, it remains to be seen if initial exposure to the original strain through natural infection or vaccination has resulted in a focusing of the immune system on the original strain in such a way as to interfere with the development of an immune response against the new strain, a phenomenon called “original antigenic sin”.

We believe that there are still gaps in the COVID-19 vaccine landscape that need to be filled by new vaccine candidates. We believe that our technology may have the potential to address these gaps:

•
Global access to effective vaccines against variant strains: We believe that highly scalable vaccines will be needed in order to address the ongoing demand for billions of doses worldwide. We aim to develop vaccines targeting the prevalent strains to induce high nAb levels, which we believe may be able to more effectively protect against emerging variants than the first wave vaccines.

•
Reduced reactogenicity: Reactogenicity of the mRNA vaccines appears to remain high with subsequent doses; we believe that in the long-term less reactogenic vaccines will be preferred, particularly if repetitive boosters are needed. We believe that a COVID-19 VLP vaccine candidate has the potential to be less reactogenic.

•
Ability to overcome “original antigenic sin”: We believe that new vaccines targeting specific key mutations in the variant SARS-CoV-2 virus strains may be less effective in individuals already exposed to the original SARS-CoV-2 strain through infection or vaccination. We further believe that variant vaccines developed using differentiated technologies, expressed viral proteins, or formulations with different adjuvants may be more successful in overcoming the original-strain immune-focused memory response present in these individuals, particularly if they are able to induce high nAb titers.

•
Ability to confer long-lasting protection: The durability of currently marketed vaccines against COVID-19 appears to be suboptimal, with boosters proving to be necessary and developers suggesting a potential need for annual vaccinations. We believe this drives a need for vaccines with longer duration of response.

•
Ability to be incorporated into pan-respiratory combinations: We predict that as more vaccines targeting the older adult community are developed, combination vaccines will become the preferred approach for older adults, similar to what has occurred with pediatric vaccines. We believe that a SARS-CoV-2 antigen is an important part of a future combination vaccine, and that our technology may be suited to combination vaccines because of its potential combinability and low reactogenicity.

COVID-19 Vaccine Candidates

IVX-411 is our current lead COVID-19 vaccine candidate that incorporates the ACE2 RBD from the SARS-CoV-2 spike (S) protein of the original virus. The RBD is a fragment of the S protein that contains several known nAb epitopes, including those that prevent viral entry, and is responsible for ~90% of the nAb titers induced following SARS-CoV-2 infection. The RBD protein in IVX-411 is genetically fused to Component A and manufactured in mammalian cells. Component A-RBD is then combined with the same Component B used for our other programs to make the fully assembled VLPs, each of which incorporates 60 copies of the monomeric RBD antigen. We are evaluating IVX-411 in the clinic in both aqueous (non-adjuvanted) and adjuvanted formulations. We chose to move into clinical development with an oil-in-water adjuvant based on preclinical adjuvant comparison data and clinical data on other products using similar adjuvants.

We also initiated preclinical development of candidates incorporating RBD proteins with critical mutations found in variant SARS-CoV-2 virus strains, including Omicron, for evaluation as possible back-up candidates or as components of a multivalent COVID-19 vaccine candidate. In our preclinical studies we assess whether these variant-specific candidates induce stronger immunogenicity against variant strains than seen with IVX-411. Following review of clinical data on IVX-411 and preclinical data on variant-specific backup and multivalent candidates, we may incorporate one of these candidates into our clinical evaluation plan.

Our COVID-19 vaccine candidates including IVX-411 were designed to utilize the same VLP backbone as other candidates in our pipeline and to have the following potential advantages:

•
Robust immunogenicity, durability, and breadth of response: Our candidates including IVX-411 incorporate the RBD of SARS-CoV-2 on the VLP and we believe this design has the potential to improve the functional antibody response as compared to many spike soluble antibody approaches.

•
Scalability and stability: Our vaccine development process leverages highly scalable recombinant protein production with well-established cell line and fermentation technologies. In addition, our VLP vaccine candidates are highly thermostable and we have designed the final drug product to be stable at two to eight degrees Celsius. We believe the potential scalability and stability of our vaccine candidates will allow for a lower cost of goods, as well as ease of scaled-up manufacturing and distribution, compared to other vaccine approaches such as mRNA vaccines. We believe both scalability and thermostability are especially important for addressing the large-scale need for billions of doses worldwide.
•
Ability to boost: In an endemic setting, we believe the ability to boost and sustain immune response against the prevalent strains will become increasingly important.

•
Potential to boost multiple times with same vaccine candidate (homologous boosting): Our candidates are protein-based VLPs, and we have not observed interference after multiple doses in several species. We believe that our candidates including IVX-411 have the potential to be administered multiple times without risk of interference or anti-vector immunity that has historically been seen in other approaches, such as vector-based approaches.

•
Potential to boost response from alternative vaccine technologies (heterologous boosting): We believe that protein-based vaccines, which strongly enhance nAb levels, may be ideal booster vaccines for other vaccine technologies such as adenoviral vector vaccines. In addition, we believe that to overcome original antigenic sin, the heterologous vaccine regimen used for boosting may need to be distinct from the initial vaccine regimen, particularly when attempting to boost a response to a variant virus strain. As our VLP vaccine candidates present the RBD subunit, we believe they are distinct from most of the other vaccines on market presenting the full Spike antigen and may be capable of boosting response from marketed heterologous vaccine regimens.

In March 2022 we reported interim topline results from our IVX-411 Phase 1/2 clinical trial, as further described below. Overall, the level of immunogenicity response was below our expectations given what we know about VLPs, including from SK clinical data on a similar COVID-19 vaccine candidate and from our own preclinical data. We have initiated an investigation into the potential causes of these discordant clinical results, including manufacture, shipment, and administration of the vaccine candidate, and continue to believe that a COVID-19 VLP vaccine candidate based on the technology licensed to us from UW has the potential to provide the advantages listed above.

We have a worldwide non-exclusive license to our COVID-19 vaccine candidates from the UW, with the exception of South Korea, where we have no license. This license will become exclusive in the United States, Canada, Mexico and Europe (including Switzerland and United Kingdom) starting in 2025 with maintenance of our non-exclusive rights elsewhere. SK also has a non-exclusive license to develop COVID-19 candidates based on the UW technology. We are monitoring the landscape closely, and, pending our review of the interim topline results, and of our investigation relating to IVX-411 as administered in our Phase 1/2 clinical trial, we will determine the path forward for our COVID-19 vaccine candidates.

BMGF supported work by the UW IPD to design and evaluate COVID-19 vaccine candidates. We also received a grant from BMGF to enable development of our COVID-19 vaccine candidate through Phase 1 clinical testing and in return for our grant funds, we have agreed to access and price commitments specific for low- and middle-income countries for this candidate.

IVX-411 Preclinical Results

Summary

To date, IVX-411 and closely related precursor molecules have been tested in mice, rats, and nonhuman primates. The immunogenicity generated in mice after vaccination with closely related precursor VLPs formulated with an oil-in-water adjuvant was durable, with nAb titers remaining as high 20-24 weeks following the boosting dose as they were two weeks post-boost. In addition, preclinical nonhuman primate data from assessment of a closely related precursor candidate with several different adjuvant formulations showed induction of robust nAb titers well in excess of titers seen in human convalescent sera, as well as protection from viral challenge.

Preclinical data of related candidates

The BMGF has sponsored several preclinical studies incorporating the UW precursor candidate used in both SK Biosciences' GBP510 and our IVX-411 vaccine candidates. In these preclinical studies in rodents and non-human primates, the candidates were evaluated with several adjuvants. The most recent study in non-human primates showed nAb titers against the wild-type strain that were maintained at a high level for at least six months after two doses. Although following a primary regimen, titers against the Omicron strain were relatively low compared with those against the wild type virus, there was a significant impact of a booster at month 6 against the Omicron strain. Overall, we believe this data supports the potential for durability and breadth of response of our VLP platform.

IVX-411 Preclinical Data in Naïve Mice

To evaluate the potential of IVX-411 to stimulate an immune response to the original and Beta variant SARS-CoV-2 strains, BALB/c mice were administered IVX-411 with and without MF59. All animals were administered two doses three weeks apart and blood was collected two weeks following the second dose for measurement of neutralizing titers against the original and Beta strains. As shown in the figure below, IVX-411 adjuvanted with MF59 induced robust nAb responses that were higher than those observed for IVX-411 alone, although the results were not statistically significant, and induced nAb titers (mean nAb titer of 26,979 across all animals) that were higher than those observed in human convalescent serum (mean nAb titer of 3,492 across all runs of a single HCS sample). In addition, the nAb titers induced by IVX-411 adjuvanted with MF59 against the Beta variant (mean nAb titer of 25,699 across all animals) were similar to nAb titers against the original strain (mean nAb titer of 26,979 across all animals), which was in contrast to human convalescent sera, which showed a significant drop in nAb titers between the original strain (mean nAb titer of 3,492 across all runs of a single HCS sample) and the Beta strain (mean nAb titer of 154 across all runs of a single HCS sample).

NAb titers: B.1 (original strain)
NAb titers: B.1.351 (Beta strain)
NT50 titers
10^5
10^4
10^3
10^2
10^1
IVX-411 Aqueous (1ug)
IVX-411 MF59 (1ug)
HCS

IVX-411 Safety Data

We have completed a GLP toxicology repeat intramuscular dose study in rats to support regulatory submissions and initiation of our ongoing and planned Phase 1/2 clinical trials in Australia, United States, and Europe. The study evaluated both injection site and systemic reactions to IVX-411, including non-adjuvanted and adjuvanted formulations. No test article-related effects were seen following administration of IVX-411 on mortality, clinical observations, ophthalmic observations, body weights, food consumption, or body temperature. No observed effects were considered adverse.

COVID-19 Vaccine Candidates Clinical Development Plan

We are conducting a Phase 1/2 randomized, placebo-controlled, observer-blinded, dose-escalation clinical trial evaluating safety and immunogenicity of IVX-411, and reported interim topline data in March 2022. The trial is designed to evaluate the safety and immunogenicity of IVX-411 administered as primary and booster vaccines. There are two parts to the trial. Part 1 is a Phase 1 assessment of primary vaccination with IVX-411 in adults 18-69 years of age who have not been previously exposed to SARS-CoV-2 (seronegative). Part 2 is a Phase 2 evaluation of IVX-411 booster vaccination in adults previously exposed through COVID-19 vaccination (seropositive). IVX-411, either unadjuvanted or formulated with MF59 adjuvant, was administered in either one or two-dose regimens. For groups receiving two doses, administration of doses was 28 days apart.

A schema of the Phase 1/2 trial design is given in the figure below:

In Parts 1 and 2, six formulations of IVX-411 were tested, including three dose levels each tested with and without MF59 adjuvant.

IVX-411 Clinical Results

Safety

In this topline interim data, IVX-411 was generally safe and well-tolerated. Solicited local and systemic AEs were all mild or moderate, without dose-limiting reactogenicity. The most common local and systemic AEs were injection site tenderness, and headache and fatigue, respectively. There were no serious AEs deemed to be related to vaccine, AE of special interest, or AEs leading to discontinuation. In the naïve setting, across the six dosage groups for IVX-411 with or without adjuvant, the proportion of subjects experiencing any systemic AE within seven days of any dose was 33-67%, versus 50% for placebo. In the booster setting, across the six dosage groups, 17-42% of subjects experienced any systemic AE within seven days of the booster dose, versus 25% for placebo.

Immunogenicity

In the naïve setting, a clear adjuvant effect on immunogenicity and a dose response were observed with IVX-411; however, the level of immune response in this initial data was comparable to or below the Human Convalescent Sera (HCS) control. At day 49 (or three weeks following the second dose), responses were up to 154 IU/mL across dosage groups in the live virus neutralization assay (HCS: 281 IU/mL), and up to 592 BAU/mL across groups in the spike IgG assay (HCS: 361 BAU/mL).

In previously vaccinated subjects, these initial data showed that IVX-411 boosted immunity following primary vaccination with an mRNA or adenovirus vaccine, and adjuvanted and unadjuvanted groups were generally similar. Pre- versus post-boost fold increases of up to 5x (599 IU/mL) for wild type virus were observed at day 28 post boost. For the Omicron variant, neutralizing antibody titers were up to 8-fold lower than observed for wild type virus in the same assay.

Overall, the level of immunogenicity response was below our expectations given what we know about VLPs, including from SK clinical data on a similar COVID-19 vaccine candidate and from our own preclinical data. We have initiated an investigation into the potential causes of these discordant clinical results, including manufacture, shipment, and administration of the product.

Based on the outcome of the investigation, as well as additional evaluation of preclinical and clinical data, our ongoing evaluation of SARS-CoV-2 variants, the state of the vaccine landscape for COVID-19, the regulatory guidelines on clinical development of COVID-19 vaccines and additional factors as appropriate, we will determine our future development efforts for IVX-411 and backup candidates.

Influenza Program

Overview of Influenza

Influenza is caused by a respiratory viral pathogen that infects the nose, throat, and lungs. There are two main types of flu viruses: types A and B. Viral nomenclature is based on two genes in the virus, hemagglutinin (HA) and neuraminidase (NA), that are critical for viral entry and release from cells, as well as species specificity. There are multiple distinct versions of both HA and NA that are numbered to describe related sequences and result in the name of specific viruses. The flu A and B viruses that routinely spread in people are responsible for seasonal flu epidemics each year. Existing vaccines have sub-par efficacy (ranging from 10% to 60% year to year) and need to be updated seasonally due to changes in the genetic sequences of the dominant viral variants that circulate in response to human immune pressure.

The reduced efficacy of seasonal influenza vaccines is due in part to the fact that current vaccines are designed to target a narrow subset of predicted strains, and mispredictions about the dominant circulating strain are common as manufacturing must proceed based on data from the previous seasonal epidemic. Another cause of reduced efficacy is that flu vaccines are often manufactured in chicken eggs, and egg-adapted mutations in protective antigens (i.e., HA) can occur during the manufacturing process that reduce the potency of those vaccines for the viruses that are circulating in humans. The low efficacy of current influenza vaccines leaves an unmet need for an influenza vaccine with improved efficacy. This is particularly needed in the older adult population, who are less likely than other age groups to respond to conventional vaccines. In seasonal influenza, vaccines have historically been up to approximately two times less effective in adults 65 and older compared to other adult age groups.

Source: CDC

* 2020-2021 flu vaccine effectiveness was not estimated due to low flu virus circulation during the 2020-2021 flu season

**Interim vaccine effectiveness estimates, as of March 2022

Influenza results in an estimated 500,000 hospitalizations and 35,000 deaths per year in the United States despite numerous marketed vaccines. Many of these hospitalizations and deaths are in people over the age of 65. In the 2019-2020 flu season, for example, 45% of the hospitalizations and 59% of the deaths were in people over the age of 65.

In addition to the recurring burden of disease of seasonal influenza, there are concerns about the potential for influenza pandemics, which occur when novel animal viruses jump the species barrier to humans as has occurred with SARS2. In 1917, the H1N1 pandemic is estimated to have killed between 50-100 million individuals. Improved vaccine technologies that can rapidly scale vaccine production and provide robust protection against future pandemics are also needed.

Data from a collaboration between the UW and National Institutes of Health has already established PoC for improved responses to influenza vaccines based on the two-component VLP vaccine technology when compared to commercial quadrivalent influenza vaccines (QIV). In preclinical studies in mice, ferrets and NHPs HA proteins from 4 influenza strains (either as a mixture of 4 different VLPs, called a cocktail, or on a single VLP presenting all 4 HA proteins, called a mosaic) generated equal or superior neutralizing responses to the homologous influenza virus as commercial QIV. Importantly, antibodies induced by the VLPs were better able to neutralize viruses that were mismatched to the vaccine strain than QIV. This included strains of avian influenza such as H5N1 that were absent from the vaccine, the mechanism of which was thought to be in part based on the induction of “universal” antibodies (i.e., anti-HA stalk, the portion of HA that is directly responsible for membrane fusion and viral entry into the cell) that are not readily induced by QIV.

Source: Boyoglu-Barnum et al. 2021

The ability to neutralize “drifted” strains is potentially indicative of a broader immune response that could provide superior protection in years when the selection of antigens for influenza vaccines is imperfectly matched to the dominant circulating strains. In addition, the ability to generate neutralizing antibodies against H5N1 with seasonal HA antigens suggests VLP-based vaccines could potentially contribute to protection against influenza pandemics. The NIH is currently running a Phase 1 trial with mosaic VLPs based on the two-component VLP platform, with initial results expected in 2022.

Influenza Candidate Development

Icosavax is developing a recombinant influenza vaccine candidate based on the two-component VLP platform. We licensed the rights to develop and commercialize an influenza VLP vaccine from UW based on technology developed by UW and NIH. We have initiated preclinical development on a quadrivalent influenza VLP candidate. We see our emerging flu program as part of our strategy to develop combination or pan-respiratory VLP vaccines targeting the viral causes of pneumonia in older adults.

Our Early-Stage Programs

We are exploring several other viral and bacterial pathogens to potentially incorporate into VLP vaccine candidates that may be added to our pipeline. We review technical feasibility, demonstrated market need and potential and clinical program design and timelines with our outside scientific and commercial advisors and board of directors before selecting new vaccine programs for development.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant regulatory and technological change. The current vaccine market is concentrated among a few key global biopharmaceutical companies including GlaxoSmithKline, Merck, Sanofi, Pfizer, Moderna, and CSL Bering, which together account for the majority of vaccine sales globally. Other pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions are also active in the vaccine market given the continuing global need for both existing and new vaccines. The large markets for respiratory virus vaccines make them attractive targets for new vaccines and we face competition from numerous vaccine developers. While we believe that our technology, strategy, and our employee and consultant knowledge and experience can provide us with competitive advantages, many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, reactogenicity, safety, durability, convenience, and price, the number of other vaccines on the market in the specific target indications, the recommendation of vaccines by policy makers, the inclusion of vaccines on the national immunization schedules, and the availability of reimbursement from government and other third-party payors.

VLP-Based Vaccines

A number of pharmaceutical and biotechnology companies are developing VLP vaccine candidates. Many of these candidates are enveloped vaccines that require budding from the host cell membrane which can result in inclusion of host cell protein components leading to manufacturing complexities, such as additional purification needs. This includes, but is not limited to, Medicago and VBI Vaccines. Other technologies incorporate the antigen to naturally occurring viral VLP scaffolds which may be less flexible and suitable for presentation of complex antigens; this includes, but is not limited to, SpyBiotech. We believe that our VLP technology allows for incorporation of a broad and complex array of viral antigens and targets as well as ease of manufacturing and scale-up, which may allow us to compete with other VLP vaccine candidates in development.

RSV and hMPV Vaccines for Older Adults

There is no vaccine currently approved for prevention of disease due to RSV infections or for prevention of disease due to hMPV infections in any population, including older adults. We are aware of companies currently developing vaccines against RSV for use in older adults, including GlaxoSmithKline, Pfizer, Bavarian Nordic, Janssen, Moderna and Meissa, with several currently in Phase 3 trials. As far as we are aware, no company has a VLP-based RSV vaccine in clinical trials. In addition, as far as we are aware, there are no companies with a vaccine in clinical development against hMPV for use in older adults, nor are there any companies with a vaccine in clinical development against the combination of RSV and hMPV for use in older adults; however, Moderna has an RSV and hMPV combination vaccine in clinical trials for pediatric use and Sanofi has announced that it is exploring RSV monovalent RSV and hMPV combination vaccines for older adults preclinically. We believe the induction of nAbs is key for both RSV and hMPV vaccine efficacy in older adults and that multivalent VLP display of the prefusion RSV and hMPV antigens on our VLP candidates has the potential to induce a stronger nAb response than other vaccine technologies.

COVID-19 Vaccines

We expect that, if approved, IVX-411 or any other COVID-19 VLP candidate we develop will compete with any currently approved vaccines against COVID-19. Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, and Novavax, along with many other companies, are currently marketing COVID-19 vaccines. Medicago has obtained an approval to market their VLP COVID-19 vaccine in Canada. We are also aware of numerous COVID-19 vaccines in clinical development, including VLP approaches being developed by Bavarian Nordic, SpyBiotech and VBI Vaccines. We believe that our vaccine candidates have the potential to be differentiated or play a potential role in a pan-respiratory candidate.

Combination Vaccines

We expect increasing numbers of combination and pan-respiratory vaccine candidates. For example, Moderna is developing a COVID-19/influenza/RSV combination vaccine preclinically, and Novavax has a combined COVID-19/influenza combination vaccine in Phase 1 clinical development.

Manufacturing

We do not own or operate, and currently have no plans to establish, any large-scale or current cGMP manufacturing facilities. To date, we have successfully worked in conjunction with our third-party manufacturers to complete development and cGMP manufacturing campaigns for key components, VLP drug substance, and formulated drug product for all of our vaccine candidates. We are working with our existing manufacturers to scale up our manufacturing capabilities to support our clinical plans.

To date, we do not own or manufacture adjuvants and for vaccine candidates that we move forward as adjuvanted vaccines, we must rely on non-proprietary commercially available adjuvants or access to proprietary adjuvants through license or supply agreements with adjuvant manufacturers.

We believe our outsourced manufacturing strategy allows us to maintain a more efficient infrastructure by eliminating the need to for us to invest in our own manufacturing facilities, equipment, or personnel. This enables us to focus our time, expertise, and resources on the development of our vaccine candidates.

Commercialization Plan

Our current development plans focus on development and regulatory submissions in the United States and Europe. We currently have no sales, marketing, or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to build the necessary infrastructure and capabilities over time for the United States and Europe, and potentially other regions, following further advancement of our product candidates. We may work in partnership with one or more pharmaceutical partners for certain vaccine candidates, for certain patient populations, or for certain geographies where we believe that others’ capabilities and resources may be ideally suited for development, commercialization, or distribution of our vaccine candidates.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining rights in patents intended to cover our future vaccine candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. We also rely on our agreements with UW for intellectual property rights that are important or necessary for the development of our vaccine candidates. We also rely, in some circumstances, on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

For each vaccine candidate we develop and plan to commercialize, as a normal course of business, we intend to pursue composition and preventative use patents. We also seek patent protection with respect to novel methods of manufacture, formulations, or antigen combinations. We have sought and plan to continue to seek patent protection, either alone or jointly with our collaborators, as our license agreements may dictate.

Regardless of the coverage we seek under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property.

In summary, as of December 31, 2021, our patent estate included three issued patents and 23 non-provisional patent applications with claims directed to our VLP platform and our vaccine candidates. On a worldwide basis, our patent estate for our VLP platforms includes three U.S. patents, with pending continuation applications, and two pending international patent applications; more than 15 patent applications jointly covering our RSV and hMPV products specifically; more than 10 patent applications covering other infectious disease targets; a non-exclusive license from UW to a Patent Cooperation Treaty (PCT) application covering coronavirus, that will become exclusive in the United States, Canada, Mexico and Europe (including Switzerland and United Kingdom) starting in 2025; and a non-exclusive license from UW to patent applications directed to nanoparticle-based influenza vaccines.

More specifically, we have exclusively licensed our main VLP icosahedral platform (as well as several alternative platforms) from UW. Two issued U.S. patents that will expire in 2035 and 2036 cover our platform as compositions of matter: polypeptides and the nucleic acids encoding them, respectively.

We also have a license from UW to a pending U.S. patent with an expected expiry of 2034 with claims directed to the computational methods used to develop these and other two-component, symmetrical nanoparticles / VLPs. A parent application has already issued as a U.S. patent with an adjusted expiration date in 2036; it claims several tetrahedral nanoparticle / VLP platforms as compositions of matter. These blocking patent rights are joined by an issued U.S. patent and its continuation application, having actual or expected expirations in 2038, that cover various alternative icosahedral nanoparticles. We intend to continue to work with UW on development of further nanoparticle platforms and may have the opportunity to license them as appropriate.

For our RSV product, composition-of-matter and method-of-use patent rights are provided by a patent family being prosecuted in the United States and Europe, as well as in Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, Philippines, Russia, Singapore, Thailand, Vietnam and South Africa. Any patents that ultimately issue from this patent family are expected to expire in 2038. UW’s inter-institutional agreements (IIA) with the Institute for Research in Biomedicine in Bellinzona, Switzerland conferred on UW the right to license this patent family to us.

We have licensed certain patent rights from NIH directed to the antigenic portion of our RSV product for stabilization of the antigen in a prefusion conformation. These patent rights are assigned to the U.S. Department of Health and Human Services (HHS), based on inventions made at the Vaccine Research Center of the National Institute for Allergy and Infectious Diseases (NIAID). Specifically, we have non-exclusively licensed three issued U.S. patents directed to the compositions of matter, which will expire in 2034. The same license covers one issued U.S. patent directed to compositions of matter covering the antigenic portion of our hMPV candidate, and this patent will expire in 2035. The specific mutations found in our hMPV product are also protected by patent rights based on inventions made at the University of Texas. We have exclusively (for all vaccine fields other than mRNA) licensed one pending PCT patent application directed to composition of matter, national stage entries of which, if issued, will expire in 2041. We further intend to pursue company-owned patent rights on improvements underlying our hMPV product, with such patent rights potentially extending the term of exclusivity until at least 2041.

HHS and the Institute for Research in Biomedicine in Bellinzona, Switzerland jointly own two U.S. patents on conformationally stabilized hMPV antigens, which we have non-exclusively licensed, subject to an IIA between HHS and the Institute for Research in Biomedicine. These patents expire in 2035. A continuation application and corresponding European patent application are currently pending in this patent family.

We also have a non-exclusive license from UW to a patent family with claims directed to our coronavirus product candidate (IVX-411), which includes a pending PCT application. This non-exclusive license that will become exclusive in the United States, Canada, Mexico and Europe (including Switzerland and United Kingdom) starting in 2025.

We have a non-exclusive license from UW and HHS to patents directed to nanoparticle-based influenza virus vaccines. Specifically, we have non-exclusively licensed a patent family being prosecuted in the United States and Europe, as well as in Australia, China, Hong Kong, and South Korea, which is directed to the compositions of matter and methods of use, and which will expire in 2040.

Further patent protected related to other indications is provided by a family of more than 10 patent applications filed in the United States and foreign jurisdictions, which is also exclusively licensed in relevant fields from UW. Any patents that ultimately issue from this patent family are expected to expire in 2039. Foreign jurisdictions where patent applications are pending include Australia, Canada, China, Colombia, Europe including the United Kingdom, Indonesia, India, South Korea, Russia, Vietnam and South Africa.

We continue to prepare and file provisional patent applications directed to vaccine composition improvements, manufacturing methods, and formulations, as appropriate.

For more information regarding our license agreements with UW and the U.S. Department of Health and Human Services, please see “—Material Agreements.”

Generally, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

We file U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application and to designate all of the 153 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We file patents containing claims for protection of all useful applications of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We continuously reassess the number and type of patent applications, as well as the pending patent claims to ensure that maximum coverage and value are obtained for our processes and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention and the ability to satisfy the enablement requirement of the patent laws. The patent positions of therapeutic companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our platform technology. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

In addition to patents, we have filed for trademark registration at the USPTO for “Icosavax” and our company logo. Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed, or expect to be able to license on commercially reasonable terms, rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our future products and services. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.

Material Agreements

Agreements with University of Washington

License Agreement with respect to RSV and Other Pathogens

In June 2018, we entered into a license agreement with UW as amended in July 2019 and November 2020 (UW License Agreement). Pursuant to the UW License Agreement, UW granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents, or licensed products, for the prophylactic and/or therapeutic treatment of RSV infection and five other infectious diseases. UW also granted us a non-exclusive license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to our proprietary two-component virus-like-particle technology. As of March 2022, the UW License Agreement is applicable to our IVX-121, IVX-241, and IVX-A12 programs.

The rights granted to us by UW are subject to certain rights of UW, the United States federal government, and the Howard Hughes Medical Institute (HHMI). UW retained rights under the licensed patents for research and educational purposes and for UW to comply with its obligations under applicable laws for federally funded inventions. The federal government has (i) a worldwide, nonexclusive, nontransferable, irrevocable, paid-up license to the licensed patents, (ii) march-in rights exercisable if public health crises so demand, and (iii) to the extent required by Title 35, Section 204 of the United States Code, a requirement that for any products licensed for use in the United States, that these products be substantially manufactured in the United States, because the inventions covered by the licensed patents arose in whole or in part from federal funding. HHMI has a paid-up, non-exclusive, sublicensable, irrevocable license for research use owing to the involvement of HHMI employees in developing the inventions of the licensed patents. HHMI’s right to sublicense is limited to non-profit and governmental entities.

Owing to grant funding provided to UW by BMGF in connection with the licensed patents and know-how, UW granted a humanitarian license and made certain global access commitments with respect to the funded developments for three of the six pathogens (excluding RSV and two others) for humanitarian purposes. UW may require us to grant sublicenses to third parties to make such licensed developments available at an affordable price in developing countries, or if we do not offer such sublicenses on reasonable terms, UW may grant such licenses directly to third parties to enable affordable access in developing countries. Currently, our hMPV vaccine program is the only active program subject to this UW humanitarian license to BMGF.

We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and commercialize vaccines incorporating the licensed products, and to achieve specified development and regulatory milestone events, including, with respect to IVX-121, initiating clinical trials of specified phases by certain dates between 2022 and 2026 and making first commercial sale by a specified date thereafter, and with respect to IVX-241 and IVX-A12, conducting activities necessary to enable clinical trials and initiating clinical trials of specified phases, in each case, by certain specified dates between 2022 and 2028, and making first commercial sale by a specified date thereafter. If we are unable to meet our diligence obligations and cannot agree with UW to modify such obligations or do not cure by meeting such obligations, then UW may terminate the UW License Agreement in whole, or in part on a pathogen-by-pathogen basis.

In connection with the execution of the UW License Agreement, we issued 192,276 shares of our common stock to UW in August 2018. We are required to pay an annual license maintenance fee in the mid four figures. We are required to pay UW development and regulatory milestone payments up to an aggregate amount of three hundred and fifty thousand dollars for each of the six licensed product candidates. We are also required to pay UW commercial milestone payments of one million dollars for each of the six licensed product candidates upon reaching a certain net sales threshold. We are also required to pay UW a fixed low single digit percentage royalty on net sales of licensed products, subject to certain reductions if we are required to pay for third-party intellectual property rights in order to commercialize the licensed products, and after first commercial sale of a licensed product, we must meet a certain minimum royalty requirement in the low to mid five figures range on an annual basis. If we sublicense our rights under the UW License Agreement, we are obligated to pay UW a mid-single digit to mid-double digit percentage of all sublicensing revenue received, depending on when we grant such sublicenses in relation to the development stage of the licensed product, and adjusted for any development expenses and development or regulatory milestone payments already made.

The UW License Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patents, if issued, is expected to expire in 2041, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW License Agreement if we breach or fail to perform one of our material duties under the UW License Agreement and our unable to remedy the default within an agreed upon time period that can be extended by UW. We can terminate the UW License Agreement at will with prior written notice to UW. We can also terminate certain of our licensed rights through an amendment to the UW License Agreement.

Option and License Agreement with Respect to COVID-19

In July 2020, we entered into an option and license agreement with UW, as amended in August 2020 and May 2021 (UW Option and License Agreement). Pursuant to the UW Option and License Agreement, UW granted to us a non-exclusive, worldwide (excluding South Korea), sublicensable license under certain UW patents to make, use, sell, offer to sell, import, or otherwise exploit any product covered under the licensed patents for the prophylactic and/or therapeutic treatments of SARS-CoV-2 infection. UW also granted us a non-exclusive, worldwide license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and used in our proprietary two-component virus-like-particle technology. As of March 2022, the UW Option and License Agreement is applicable to our IVX-411 and SARS-CoV-2 variant programs.

The license included, and we have since exercised, an option to obtain an exclusive license under the UW Option and License Agreement for the United States, Canada, Mexico, and the countries of the European Patent Organization (including Switzerland and the United Kingdom) starting in 2025. There was no option exercise fee. However, the option right is subject to certain rights of the United States federal government, UW, BMGF, and HHMI, as described above in connection with the UW License Agreement.

We are required to pay UW a low single digit percentage royalty on net sales of licensed products, subject to certain reductions if we are required to pay for third party intellectual property rights in order to commercialize the licensed products. However, we are not required to pay royalties on net sales of any licensed products under the UW Option and License Agreement if we are already required to pay royalties on such net sales under the UW License Agreement on, for example, a combination product.

Our diligence obligations under the UW Option and License Agreement and the parties’ rights to terminate the UW Option and License Agreement are substantially the same as the analogous obligations and rights under the UW License Agreement. Specifically, with respect to IVX-411, our obligations include initiating clinical trials of specified phases by certain dates between 2022 and 2025 and obtaining regulatory approval by a specified date thereafter. We incorporate the descriptions above regarding termination rights by reference. The last-to-expire relevant patents under the UW Option and License Agreement, if issued, are expected to expire in 2041, subject to any adjustment or extension of patent term that may be available.

License Agreement with Respect to Influenza

In September 2021, we entered into a license agreement with UW (UW Flu License Agreement). Pursuant to the UW Flu License Agreement, UW granted us a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents (Licensed Flu Products), for the prophylactic and/or therapeutic treatment of influenza. UW also granted us a non-exclusive, worldwide license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to our proprietary two-component virus-like-particle technology and nanoparticle-based influenza virus vaccines. As of March 2022, the UW Flu License Agreement is applicable to our preclinical influenza program.

The United States federal government and HHMI have similar rights under the UW Flu License Agreement and the UW License Agreement described above in “License Agreement with respect to RSV and Other Pathogens”.

We are obligated to use commercially reasonable efforts to commercialize Licensed Flu Products, and to initiate a clinical trial with respect to such Licensed Flu Products by a specified date in 2025. If we are unable to initiate a clinical trial by the specified date and cannot agree with UW to modify such obligation or do not cure by meeting such obligation, then UW may terminate the UW Flu License Agreement.

Under the UW Flu License Agreement, we paid UW a one-time upfront license fee, and after September 2023 and for the remainder of the term of the UW Flu License Agreement, we are required to pay tiered minimum annual fees ranging from the mid four figures to the mid five figures, with such fees creditable against royalty payments. We are required to pay UW up to an aggregate of $350 thousand for payments related to development milestones and up to an aggregate of $6 million for payments related to commercial milestones based upon reaching certain cumulative net sales thresholds for all Licensed Flu Products. We are also required to pay UW a fixed low single digit percentage royalty on net sales of Licensed Flu Products by us and our sublicensees, subject to certain reductions if we are required to pay for third-party intellectual property rights in order to commercialize the Licensed Flu Products. We are not obligated to pay duplicate royalties on net sales of any Licensed Flu Products if we are already required to pay a royalty on such net sales under the UW License Agreement or the UW Option and License Agreement.

The UW Flu License Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2041, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW Flu License Agreement if we breach or fail to perform one of our material duties under the UW Flu License Agreement and are unable to remedy the default within an agreed upon time period that can be extended by UW. We can terminate the UW Flu License Agreement at will with prior written notice to UW. We can also terminate certain of our licensed rights through an amendment to the UW Flu License Agreement
.

NIH Patent License Agreement

On June 28, 2018, we and the NIAID of the NIH entered into a non-exclusive license agreement for certain intellectual property rights and biological materials, as amended on September 10, 2018 and September 9, 2020 (NIH Agreement). Pursuant to the NIH Agreement, NIAID granted us a worldwide, nonexclusive, sublicensable license to certain patent rights, data, information, and materials directed to immunogens and antibodies and components and processes thereof relating to RSV and hMPV to allow us to make, use, sell, offer to sell, and import adjuvanted or non-adjuvanted vaccines that combine technology covered by the licensed patent rights with our proprietary protein-based nanoparticle technology, for the prevention, cure, amelioration or treatment of RSV and hMPV infections in humans, for administration alone or in combination with one or more other vaccines, and specifically excluding nucleic acid-based vaccines. NIAID also transferred to us certain biological materials relating to the foregoing for our development purposes. As of March 2022, the NIH Agreement is applicable to our IVX-121, IVX-241, and IVX-A12 programs.

Pursuant to the NIH agreement, we are required to use commercially reasonable efforts to develop the licensed products using the licensed processes to make the licensed products available to the United States public on reasonable terms, including by adhering to a commercial development plan and meeting specified benchmarks with regards to specified deadlines for regulatory filings, initiation of clinical trials, and gaining regulatory approval for the licensed products, in each case by certain specified dates between 2022 and 2032. To the extent required by Title 35, Section 204 of the United States Code, we agreed to manufacture substantially in the United States all licensed products that are to be used or sold in the United States, to make reasonable quantities of the licensed product, if commercialized, available to patient assistance programs in the United States, to develop educational materials relating to the licensed product, and to supply reasonable quantities of the licensed products made by the licensed processes to NIAID for research, education and display purposes.

In consideration of the rights granted under the NIH Agreement, we paid NIAID a one-time upfront payment in the low six figures and amendment issue fees in the high five figures. We are required to make tiered, low single-digit percentage royalty payments on specified portions of annual net sales of licensed products outside of least developed countries, subject to certain specified reductions if we are required to pay royalties to third parties in order to commercialize the license products. We are required to make aggregate development and regulatory milestone payments of up to $1.15 million for the approval of the first indication for a licensed product, up to $650,000 for the approval of the second indication for a licensed product, up to $375,000 for the approval of the third indication for a licensed product, and $50,000 for each subsequent indication. We are further required to make sales milestone payments upon achieving certain aggregate net sales thresholds for all licensed products of up to $6.5 million in aggregate. We are also required to pay NIAID a mid-single to low double-digit percentage of any sublicensing revenue we receive, depending on when we grant such sublicense in relation to the development stage of the licensed product and the number of indications that we sublicense. Additionally, our payment obligations to NIAID are subject to annual minimums ranging from low-mid five figures to low six figures depending on the year and commercialization stage.

The NIH Agreement will expire upon the expiration of the last-to-expire licensed patent. NIAID may terminate the agreement for our uncured material breach, our insolvency or bankruptcy. Further, NIAID has the right to terminate or modify the NIH Agreement if (i) we do not execute the commercial development plan, (ii) we do not take effective steps to develop the licensed products to make them available for the public on reasonable terms, (iii) we do not achieve specified benchmarks, (iv) we do not keep at least one licensed product or process available to the public after commercial use commences, (v) to the extent required to do so under Title 35, Section 204 of the United States Code, (vi) we do not receive a U.S. manufacturing waiver from NIAID, NIH and do not justify a failure to manufacture the licensed products substantially in the United States, if intending to use in the United States (vii) we do not reasonably satisfy the public use requirements specified under federal regulations, or (viii) we willfully make a false statement to or omit a material fact from NIAID in connection with the license application and progress reports. We have the unilateral right to terminate the NIH Agreement in its entirety or in any country with prior written notice to NIAID.

Patent License Agreement with the University of Texas at Austin

In June 2021, we entered into a patent license agreement (the UT License Agreement) with the University of Texas at Austin (UT). Pursuant to the UT License Agreement, we received an exclusive, worldwide, sublicensable license, under certain UT patent rights and know-how relating to human metapneumovirus (hMPV) antigen to manufacture, develop, use, sell, import, and otherwise exploit all vaccines covered by such patents or incorporating such know-how, except for mRNA-based vaccines. Our rights and obligations under the UT License Agreement, are subject to certain U.S. government rights and UT’s retained rights under the licensed patent rights for academic or non-commercial publication, manufacture, and use, including sublicensable rights to academic and non-profit institutions. As of March 2022, the UT License Agreement is applicable to our IVX-241 and IVX-A12 programs.

Under the UT License Agreement, we are required to use commercially reasonable efforts to meet certain specified development, sales and regulatory milestones related to the licensed products, including maintaining a reasonably funded active research, development, manufacturing, regulatory, marketing or sales program, as applicable and necessary to commercialize the licensed products, and in each case by certain specified dates between 2021 and 2030. In consideration for the rights granted to us under the UT License Agreement, we are required to pay UT an annual license fee, escalating from low to mid five figures dollars, until the first sale of a licensed product. There are milestone payments due upon the completion of certain development, regulatory, and commercial milestones for a licensed product in the future, with potential payments for such future development, regulatory, and sales-based milestones in the aggregate in the mid-single figure million dollars. Additionally, we have agreed to pay UT low single-digit percentage royalties on net sales of all licensed products, with a reduced royalty rate if the licensed product expresses more than one unique antigen or if we are required to pay royalties to a third party for rights to such third party’s intellectual property in order to commercialize the licensed product. Our royalty payment obligations are subject to specified minimums in the mid-five to low-six figure dollars that are creditable to royalties owed. If we sublicense our rights under the UT License Agreement, we are obligated to pay UT a mid-single digit to low-mid-double digit percentage of all non-royalty sublicensing revenue received, depending on when we grant such sublicenses in relation to the development stage of the licensed product. We are also required to pay UT low six figure dollars if we assign the UT License Agreement to a third party.

The UT License Agreement will continue until the expiration of the last-to-expire licensed patent. We have the right to terminate the UT License Agreement by providing UT with prior written notice. UT may terminate the UT License Agreement in its entirety, or partially terminate the licensed patent rights, narrow the vaccine field, reduce the territory, or convert the license from exclusive to non-exclusive if we: (i) fail to meet our payment obligations, (ii) commit an uncured breach, (iii) commit three or more cured breaches within a specified time period, (iv) challenge the validity, enforceability, or scope of the licensed patent rights, or (v) undergo certain insolvency-related events.

Agreements with the Bill & Melinda Gates Foundation

On September 24, 2020, we entered into a grant agreement (the Grant Agreement) with BMGF relating to our development of a COVID-19 vaccine. Under the Grant Agreement, BMGF provided funding to us to (i) assemble select components into a COVID-19 vaccine for pandemic use (the COVID-19 vaccine) and perform related product fill and finish, (ii) develop regulatory submission-enabling data regarding the COVID-19 vaccine, and (iii) conduct a Phase 1 clinical trial to assess safety and immunogenicity of the COVID-19 vaccine in healthy adults and older adults, which we refer to collectively as the Funded Developments. Pursuant to the Grant Agreement, we granted BMGF a nonexclusive, perpetual, royalty-free, fully paid up, sublicensable humanitarian license to make, use, sell, offer to sell, import, distribute, or otherwise exploit the Funded Developments to provide people most in need within developing countries with access at an affordable price to the Funded Developments and to support the U.S. educational system and public libraries. We and BMGF may agree to modify or terminate the humanitarian license if we can demonstrate to BMGF’s satisfaction that global access can be best achieved with modifications or termination of the humanitarian license.

In connection with the Grant Agreement, we entered into a Global Access and Price Commitment Agreement (the GACA) with BMGF on February 17, 2021, which is incorporated into the Grant Agreement. Under the GACA, we agreed to certain global access and price commitments regarding the COVID-19 vaccine we develop with the funding under the Grant Agreement. In addition, we are required to use reasonable and diligent steps to publish results of the project in one or more peer reviewed journals or in a form available to the interested public. In the event we successfully complete any Phase 1 clinical trials, we are obligated to take reasonable steps to continue further development, manufacture, and/or distribution of such COVID-19 vaccine. If development and commercialization continue beyond the Phase 1 trials, we will be required to pursue regulatory approvals and WHO prequalification of such COVID-19 vaccine. We also committed to price such COVID-19 vaccine no higher than a certain percentage rate above the cost of goods sold when selling such COVID-19 vaccine to public sector purchasers for use in select Global Alliance for Vaccines and Immunization (GAVI)-eligible and low to low-middle income countries. For a period commencing with the first supply of such COVID-19 vaccine to a public sector purchaser, we will also ensure annual volume commitments of such COVID-19 vaccine to these countries at a mutually agreed upon percentage of our total annual doses.

In the event we fulfill all the global access commitments and if through no fault of ours or our manufacturing or commercial partner(s) there is insufficient demand to sell an agreed upon percentage of our total doses of such COVID-19 vaccine, then the price and volume commitments will terminate beginning with the next annual period and we will be required to meet with BMGF for good faith discussions regarding the remaining annual periods. Conversely, if demand outstrips our supply capacities, then we will be required to have good faith discussions with BMGF about increased funding to meet the demand. If no agreement is reached, we will be required to provide adequate technology transfer and a non-exclusive license to BMGF to the Funded Developments and our background technology to allow for continued use of such COVID-19 vaccine in such eligible countries for charitable purposes.

If we are unable to continue development past Phase 1 trials, if requested by BMGF, we will be required to cooperate in good faith in making such Funded Developments and our background technology available to BMGF, assign an accompanying supply agreement to BMGF, and provide adequate technology transfer to continue development of such COVID-19 vaccine and enable its use in such eligible countries for charitable purposes.

The Grant Agreement will expire on March 31, 2022 unless terminated earlier by BMGF. BMGF can terminate the Grant Agreement, or suspend, discontinue, or modify the grant payments if (i) BMGF is not reasonably satisfied with our progress on the funded project, (ii) there are significant changes to our leadership or other factors that BMGF believes may threaten the funded project’s success, (iii) we undergo a change of control, (vi) there is a change to our tax status, or (v) we fail to comply with the terms of the Grant Agreement.

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biologics Regulation

In the United States, biological products, or biologics, such as vaccines are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:

▪
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s GLPs;
▪
submission to the FDA of an IND, which must become effective before clinical trials may begin;
▪
approval by an institutional review board (IRB) or ethics committee at each clinical site before the trial is commenced;

▪
performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended use;
▪
preparation of and submission to the FDA of a biologics license application (BLA), after completion of all pivotal clinical trials and other necessary studies;
▪
satisfactory completion of an FDA Advisory Committee review, if applicable;
▪
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
▪
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (GCPs); and
▪
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the protocol for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical study results to public registries, including clinicaltrials.gov.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

▪
Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
▪
Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
▪
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy or equivalent agreed endpoints and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A BLA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of HHS may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an EUA for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based a determination that public health emergency exists that affects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents (CBRN), or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there was such a public health emergency that involves the virus now known as

SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared – on the basis of his determination of a public health emergency that had the potential to affect national security or the health and security of U.S. citizens living abroad that involves SARS-CoV-2 – that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued.

Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances.

U.S. Post-Approval Requirements

Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements up. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

▪
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
▪
fines, warning letters, or untitled letters;
▪
clinical holds on clinical trials;
▪
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
▪
product seizure or detention, or refusal to permit the import or export of products;
▪
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
▪
mandated modification of promotional materials and labeling and the issuance of corrective information;
▪
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
▪
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act (BPCIA) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Other U.S. Regulatory Requirements

In addition to FDA regulation of pharmaceutical products, pharmaceutical companies are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

Certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program. For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval.

In some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, in the European Union (EU) pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU member states’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and can control the prices and reimbursement levels of medicinal products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A country may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Even if approved for reimbursement, historically, product candidates launched in some foreign countries, such as some countries in the EU, do not follow price structures of the United States and prices generally tend to be significantly lower.

Healthcare Reform

In the United States, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates, and similar healthcare laws and regulations exist in the EU and other jurisdictions. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which the average manufacturer price under the Medicaid Drug Rebate Program is calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the

CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the United States Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Preclinical Studies and Clinical Trials

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

Preclinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Preclinical studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC. In particular, preclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for preclinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH), guidelines on good clinical practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Certain countries and jurisdictions outside of the United States, including the EU, have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical trials. A CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which became applicable in January 2022, there is a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (MA). To obtain regulatory approval of an investigational biological product under EU regulatory systems, we must submit a marketing authorization application (MAA). The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission, based on the opinion of the European Medicines Agency’s (EMA) Committee for Human Medicinal Products (CHMP) which is valid across the entire territory of the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.

National MAs, which are issued by the competent authorities of the EU member states and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the Reference member state.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. Innovative medicines fulfilling a medical need may also benefit from different types of fast track approvals, such as a conditional MA or a MA under exceptional circumstances granted on the basis of less comprehensive clinical data than normally required (respectively in the likelihood that the sponsor will provide such data within an agreed timeframe or when comprehensive data cannot be obtained even after authorization).

Classical MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Foreign Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAA must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Privacy and Data Protection Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation (GDPR) imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of December 31, 2021, we had 34 full-time employees and no part-time employees. Of these employees, 12 hold Ph.D. or M.D. degrees and 24 are engaged in research and development. Twenty-three of our employees are located in Seattle, Washington and the remainder are located in the United States and work remotely. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants.

Corporate Information

We were originally founded as a Delaware corporation on November 1, 2017. Our corporate headquarters are currently located at 1616 Eastlake Avenue E., Suite 208, Seattle, Washington 98102, and our telephone number is (206) 737-0085. As described below under Item 2. Properties, in December 2021 we entered into a new lease for laboratory and office space located at 1930 Boren Avenue, Seattle, Washington, which term will begin in May 2022, and which we expect will serve as our new corporate headquarters.

Available Information

Our internet address is www.icosavax.com. Our investor relations website is https://investors.icosavax.com/. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the U.S. Securities and Exchange Commission (SEC). They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Annual Report, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

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
•
We are early in our development efforts and two of our vaccine candidates are in the clinical stage and the rest are in the preclinical stage. If we are unable to successfully develop, obtain regulatory approval or ultimately commercialize vaccine candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. We have not completed clinical trials for any of our vaccine candidates, and we may not have favorable results in preclinical studies or clinical trials, or receive regulatory approval on a timely basis, if at all.
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
•
We rely on third parties for the manufacture of our vaccine candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our vaccine candidates or products or such quantities at an acceptable cost, or on acceptable timing, which could delay, prevent or impair our development or commercialization efforts.
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
•
Our business is subject to risks arising from the COVID-19 pandemic and other epidemic diseases, including with respect to clinical trial and manufacturing timelines.
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights related to and developing our VLP platform technology, identifying vaccine candidates, establishing our intellectual property portfolio, process development for manufacturing, manufacturing our product candidates to support preclinical studies and clinical trials, and preparing for and conducting our ongoing and planned preclinical studies and clinical trials. Our approach to the discovery and development of vaccine candidates based on our VLP platform technology is unproven, and we do not know if any of our vaccine candidates will succeed in clinical development or become products of commercial value.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $18.9 million and $67.0 million for the years ended December 31, 2020 and December 31, 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $94.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

Based on our current operating plan, we believe our existing cash and restricted cash will enable us to fund our operations through at least 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our existing cash and restricted cash will not be sufficient to complete development of IVX-A12, IVX-411, an influenza product candidate, or any other vaccine candidate, and we will require substantial capital in order to advance our current and future vaccine candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•
the initiation, type, number, scope, results, costs and timing of, our ongoing and planned clinical trials of our vaccine candidates or other potential product candidates we may choose to pursue in the future, including any modifications to our clinical development plans based on feedback that we may receive from regulatory authorities;
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
•
the costs associated with hiring additional personnel and consultants as our business grows, including additional clinical development and manufacturing personnel;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the timing and amount of the milestone or other payments we must make to current and future licensors;
•
the costs and timing of establishing or securing sales and marketing capabilities if any current or future product candidates are approved;
•
our ability to achieve sufficient market acceptance, coverage and favorable recommendation from vaccine policy and reimbursement bodies and adequate market share and revenue for any approved products;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, though we may seek non-dilutive funding or collaborations to fund the continued development, preclinical studies and clinical trials of our vaccine candidates, we may not be successful in securing such funding in a sufficient amount, if at all. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Vaccine Candidates

We are early in our development efforts, with two of our vaccine candidates in the clinical stage. If we are unable to successfully develop, obtain regulatory approval or ultimately commercialize vaccine candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have two vaccine candidates, IVX-411 and IVX-121, in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our vaccine candidates. The success of our vaccine candidates will depend on several factors, including the following:

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
•
making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities, successfully managing the increased complexity of manufacturing to support a broadening pipeline, and successfully manufacturing sufficient materials on the required timelines to meet clinical and commercial supply needs;

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

In addition, our development plan for our IVX-A12 program targets the population of adults greater than 60 years of age. Our interactions and feedback from regulatory agencies could limit our target population to a subset of this population such as a more narrow age range or individuals with certain underlying health conditions common within this age range. These restrictions could negatively impact our ability to complete clinical trials along our planned timeline and could limit our commercial potential.

In March 2022, we announced that the interim topline results from our ongoing Phase 1/2 clinical trial of IVX-411 showed a level of response that was below our expectations. While we plan to investigate the potential cause of such results, including evaluating the manufacture, shipment and administration of the product, we may not be able to resolve all ambiguity in such results and we may be unable to identify the root cause or contributing factors for the discordant results and even if we do, such cause or factors, may negatively affect the potential of IVX-411 and our other development programs which are based on our VLP technology platform. In addition, the findings from the investigation into the IVX-411 interim results could also potentially impact our ongoing trial for IVX-121, and these interim topline results for IVX-411 increase the risk that the interim topline results for IVX-121 could also be below expectations and fail to support the differentiation we hope our platform will offer as compared with existing marketed vaccine technologies.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize our vaccine candidates based on our VLP platform technology. While there are a number of approved vaccines based on VLPs, we have not yet succeeded and may not succeed in demonstrating safety, purity, immunogenicity, and/or efficacy for any vaccine candidates based on our VLP platform technology in clinical trials or in obtaining marketing approval thereafter. In addition, while we believe our pipeline has the potential to yield multiple additional INDs for our development programs in the future, we may not be successful in our discovery efforts, and even if successful, we may not be able to submit INDs and have such INDs authorized to enable us to commence clinical trials on the timelines we expect, if at all. Our research methodology and VLP technology may be unsuccessful in identifying additional vaccine candidates, and any vaccine candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the vaccine candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. Further, because all of our vaccine candidates and development programs are based on our VLP platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs. For example, the level of response observed in our Phase 1/2 clinical trial of IVX-411 may be related to our platform technology, or may be perceived to be related to our platform technology, which could negatively affect the potential and viability of our other development programs.

In addition, we are in the process of developing combination candidates using our VLP technology, such as IVX-A12, and our business strategy includes the potential development of pan-respiratory vaccines. Combining multiple vaccine candidates may result in immunologic interference between vaccine candidates, which may reduce the immunogenicity of either or both of the combined vaccine candidates. We will not be able to ascertain the degree of immunologic interference, if any, between any vaccine candidates within any of our combined vaccine candidates in humans until our Phase 2 clinical trials. In addition to limiting the prospects of our combined vaccine candidates, immunologically interference in VLP combination candidates would reduce our ability to partner with other vaccine companies to develop combination vaccines.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process based on our VLP platform technology or transferring that process to third-party manufacturers, and our third-party manufacturers may be delayed in sourcing necessary raw materials and manufacturing according to our timelines, which may prevent us from completing our clinical trials or commercializing our vaccine candidates on a timely or profitable basis, if at all. In addition, since we are early in our clinical development efforts, we do not know the specific doses that may be effective in clinical trials or, if approved, commercially. Any delays in finding a suitable dose may delay our anticipated clinical development timelines.

In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing and often competing technologies. Our future success will depend in part on our ability to maintain a competitive position with our VLP platform technology. While we believe that clinical data has shown that VLPs may perform more effectively than soluble proteins, to our knowledge there are no published clinical trials conducting a head-to-head comparison. Further, some preclinical studies have suggested that soluble proteins may perform with similar efficacy to VLPs. For example, in certain preclinical studies of IVX-121, IVX-121 induced similar increases in nAb titers as soluble DS-Cav1 at high dose levels, and a formulation of IVX-121 using Adjuphos induced similar increases in nAb titers as soluble DS-Cav1 formulated with Adjuphos. If we fail to develop VLP technology superior to soluble proteins, or if we otherwise fail to stay at the forefront of technological change in utilizing our VLP platform to create and develop vaccine candidates, we may be unable to compete effectively. Our competitors may render our VLP platform technology obsolete, or limit the commercial value of our vaccine candidates, through advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages that we believe we derive from our scientific approach and technologies. In addition, adverse effects of using VLP technologies generally may negatively impact the actual or perceived value of our VLP platform technology and potential of our vaccine candidates. If any of these events occur, we may be forced to abandon our development efforts for our vaccine candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Our business is highly dependent on the success of IVX-A12, which is in the early stages of development. If we are unable to obtain approval for IVX-A12 or effectively commercialize IVX-A12, our business would be significantly harmed.

We have invested a significant portion of our efforts and financial resources in developing our lead candidate, IVX-A12, a bivalent combination of our vaccine candidates IVX-121 and IVX-241. We only recently commenced clinical testing of IVX-121 and, to date, we have only evaluated IVX-241 in preclinical studies. We have not yet commenced clinical testing of IVX-241, nor have we initiated clinical trials of the combination of IVX-121 and IVX-241 in IVX-A12. Although IVX-121, IVX-241 and the combination candidate IVX-A12 have produced successful results in animal studies, IVX-A12 may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our business prospects are highly dependent on our ability to develop, obtain marketing approval for and successfully commercialize IVX-A12, which will require us to succeed in a range of challenging activities that are subject to numerous risks and uncertainties, including those described in this “Risk Factors” section. Many of these risks and uncertainties are beyond our control, including the clinical development and regulatory approval process; potential threats to our intellectual property rights; and the manufacturing, marketing and sales efforts of any current or future third-party contractors. Furthermore, given the early stage of development of IVX-A12, it will be years before we are potentially able to demonstrate the safety and efficacy of IVX-A12 sufficient to warrant marketing approval, and we may never be able to do so. If we are unable to develop, receive marketing approval for and successfully commercialize IVX-A12, or if we experience delays as a result of any of these factors or otherwise, our business would be significantly harmed.

Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of our future results. We have not completed clinical trials for any of our vaccine candidates and we may not have favorable results in preclinical studies or clinical trials, or receive regulatory approval on a timely basis, if at all.

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

The results from preclinical studies or clinical trials of a vaccine candidate or a competitor’s vaccine candidate in the same class may not predict the results of later clinical trials of a vaccine candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have conducted preclinical studies of certain of our vaccine candidates, we do not know whether they or our other potential vaccine candidates will perform in current and future clinical trials as they have performed in these prior studies. Specifically, immunosenescence in older adults (our targeted population) cannot be fully replicated in preclinical studies, which increases the risk that the results at certain dose levels or formulations of our vaccine candidates tested in our preclinical models may not be predictive of results in clinical trials. In addition, formulations and adjuvants can behave differently in different species, so results of preclinical studies with specific formulations may not be replicated in clinical trials. Animals used in preclinical studies are often highly inbred, with homogenous genetic backgrounds that lead to results that are not replicable across diverse human populations. Preclinical models of infection that rely on host-pathogen interactions that do not normally occur in nature can generate misleading results as the pathogens are not well adapted to replicate and infect the animals used in the model, making it possible to protect against infection with weaker immune responses than would be required to provide protection in humans from the same pathogen. For these reasons and others, it is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, many vaccine candidates fail in clinical trials despite very promising early results, and a number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier preclinical studies and clinical trials.

As a result, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be successful. Inadequate immunogenicity, or safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our vaccine candidates in those and other indications, including a potential pan-respiratory vaccine, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, immunogenicity and efficacy of the vaccine candidates in humans. Before we can initiate clinical trials for our vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for authorization to proceed with clinical development. For example, our planned initiation of a clinical trial for IVX-A12 is subject to our submission of an IND and the acceptance of such IND by the FDA. We are also conducting or planning to conduct clinical trials in additional jurisdictions including Australia and Belgium, and regulatory authorities in these jurisdictions, as well as the FDA, could require us to conduct additional preclinical studies, or added clinical evaluation under any CTA, IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical and clinical development programs. In addition, even after commencing a clinical trial, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our vaccine candidates could significantly affect our product development timelines and product development costs.

We do not know whether our planned clinical trials will begin on time, or whether our planned and ongoing clinical trials will be completed on schedule, if at all. The commencement, data readouts, and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•
any failure or delay in reaching an agreement with clinical research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
manufacturing sufficient quantities of a vaccine candidate for use in clinical trials, which could be impacted by the COVID-19 pandemic and related supply chain disruption;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions or heath reasons, or enrollment impacts otherwise resulting from the evolving COVID-19 pandemic and the seasonal cycles associated with respiratory illnesses such as RSV and influenza;
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
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (CMO), delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with current good manufacturing (cGMP) regulations or other applicable requirements or in a timely manner; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

In addition, disruptions caused by the COVID-19 pandemic may also increase the likelihood that we encounter such difficulties or delays in initiating, conducting or completing our planned clinical trials. Specific COVID-19 or future pandemic-related mandates, such as mask-wearing and limits to congregating, could also result in a diminished circulation of target respiratory viruses, which could result in challenges establishing efficacy in our planned late-stage clinical trials that have endpoints specific to rates of infection in placebo- versus vaccine- treated groups.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a vaccine, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we plan to continue to do for our vaccine candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes and privacy regulations, and political and economic risks, including war, relevant to such foreign countries.

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a vaccine candidate. We may make formulation or manufacturing changes with respect to our vaccine candidates, in which case we may need to conduct additional preclinical studies to bridge our modified vaccine candidates to earlier versions. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our vaccine candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our vaccine candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may find it difficult to enroll subjects in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Successful and timely completion of clinical trials will require that we identify and enroll a specified number of subjects for each of our clinical trials. We may not be able to initiate or continue clinical trials for our vaccine candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the risk that enrolled subjects will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages and risks of the vaccine candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any vaccine candidates under development. Additionally, across our ongoing and anticipated clinical trials and target subjects, other vaccine companies targeting these same infections are recruiting clinical trial subjects from these target populations, which may make it more difficult to fully enroll our clinical trials.

In addition, the process of finding subjects may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit subjects to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants as may the seasonal cycles associated with respiratory illnesses such as RSV and influenza and the impacts of the evolving COVID-19 pandemic. If subjects are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, negative perceptions of vaccines generally or of any of our vaccine candidates in particular, the availability of approved or authorized therapies, the effects of the COVID-19 pandemic, or the fact that enrolling in our trials would prevent subjects from taking a different vaccine, or we otherwise have difficulty enrolling a sufficient number of subjects, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of our vaccine candidates may be delayed. For example, while we continue to expect to report interim topline data from our IVX-121 Phase 1/1b trial in Belgium in the second quarter of 2022, challenges associated with COVID-19 and competing trials have made it more difficult than projected to enroll subjects in the older adult arm. Our inability to enroll a specified number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our preclinical studies and clinical trials. Though we have entered into agreements governing their services, we will have limited influence over their actual performance.

We cannot assure you that our assumptions used in determining expected clinical trial timelines and our clinical development plans are correct, which would result in the delay of completion of such trials beyond our expected timelines or in increased clinical development costs.

If the incidence rates of infection for the specific pathogens we are targeting are smaller than we believe they are, our clinical development may be adversely affected, and our business may suffer.

Our projections of both the number of people who have respiratory diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for all the respiratory conditions we aim to address with our vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes for later stage efficacy trials are based on our current estimates for rates of infection for the specific pathogens targeted by our vaccine candidates. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, may result in us having to repeat a clinical trial, or could impact the likelihood of success of our clinical development. In particular, the incidence rate of hMPV is uncertain. We are planning our own epidemiological assessment of hMPV and RSV infections in older adults prior to commencing our planned Phase 2b clinical trial to inform our determination of the size of the patient population to be enrolled in the trial. If the outcome of that assessment is a lower incidence rate than we are currently anticipating, we may need to plan for a larger Phase 2b clinical trial than we are currently planning for, which would result in increased clinical development costs.

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

As is the case with biopharmaceuticals generally, it is likely that there may be adverse side effects associated with our vaccine candidates’ use. We cannot provide assurance that our vaccine candidates will not have similar effects to other experimental or licensed vaccines as we are in the early stages of evaluating our vaccine candidates in clinical trials.

We will continue to monitor for expected and unexpected side effects in our clinical trials. Future results of our clinical trials could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects. Vaccine-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects caused by our vaccine candidates when used alone or in combination with approved drugs, biologics or vaccines could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are conducting clinical trials for two of our vaccine candidates. Our other vaccine candidates are in the preclinical development stage. We will need to successfully complete our current and additional planned clinical trials in order to seek FDA or comparable foreign regulatory approval to market our vaccine candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. In general, in order to proceed with clinical trials, we must receive authorization to proceed under INDs or comparable applications submitted to foreign regulatory authorities. We have not previously completed any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and our company has only previously submitted a Clinical Trial Notification in Australia for IVX-411, and a clinical trial application in Belgium for IVX-121 and has otherwise not previously submitted any IND, BLA or other comparable foreign regulatory submission. We also plan to conduct a number of clinical trials for multiple vaccine candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. We are in the early stages of consultation with the FDA. Therefore, we cannot be certain how many clinical trials of our IVX-411 or IVX-A12 vaccine candidates will be required or how such trials should be designed, or that we will not encounter material delays in our clinical development plans. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our vaccine candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of vaccine candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our vaccine candidates.

We have licensed the rights in our technology for a limited number of infectious diseases in certain jurisdictions, which may limit our ability to obtain regulatory approval, commercialize our vaccine candidates, or expand our pipeline to fully realize the commercial potential of our VLP platform.

We have a prescribed list of infectious disease applications for which we have obtained licenses from UW to develop vaccine candidates using our VLP technology platform. Third parties may also have licensed or will license the same VLP technology from UW for use in infectious disease applications or jurisdictions where we do not have an exclusive license. Any adverse developments that occur during clinical trials related to these infectious disease applications conducted by third parties in other jurisdictions may result in delays, limitations or denials of regulatory approvals of our vaccine candidates, may cause regulators to require us to conduct additional clinical trials as a condition to marketing approval, may result in the withdrawal of any approvals of our vaccine candidates that we receive in the future, or may result in further restrictions on our ability to commercialize our vaccine candidates. Such adverse developments may also negatively impact the perception of our vaccine candidates, which may reduce the enrollment of subjects in our clinical trials or inhibit our ability to market our vaccine candidates in the future if approved. For example, SK is developing a vaccine candidate that is similar to IVX-411 and uses the same VLP technology that we have licensed from UW for our vaccine candidates. SK is conducting clinical trials of this vaccine candidate in South Korea, and any future adverse developments related to its vaccine candidate could negatively impact the development of IVX-411 and our other vaccine candidates.

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our vaccine candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our vaccine candidates until we receive regulatory approval from the FDA, which is referred to as licensure. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the vaccine candidates involved, as well as the target indications and populations. Approval policies or regulations may change, and the FDA has substantial discretion in the vaccine approval process, including the ability to delay, limit or deny approval of a vaccine candidate for many reasons. Despite the time and expense invested in clinical development of vaccine candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our vaccine candidates in the United States until we receive approval of a BLA, or if applicable, an EUA, from the FDA.

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

Further, the COVID-19 pandemic has created a more uncertain regulatory landscape that may adversely impact our ability to receive approvals for our vaccine candidates. For example, it is unclear how the increased population of individuals receiving COVID-19 vaccines will impact the approval processes of other vaccine candidates for COVID-19. In addition, there is a less clearly defined regulatory path for booster vaccines, which may be our target development path for our COVID-19 vaccine candidates, and the rapid evolution of variants in the COVID-19 pandemic may complicate the approval of a vaccine candidate. As of March 2022, the FDA has not provided guidance on the path to regulatory approval for a second generation COVID-19 vaccine in the United States. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our vaccine candidates.

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

If available, we may seek an EUA from the FDA or comparable emergency authorizations from foreign regulatory authorities of our COVID-19 vaccine candidate(s), and if we fail to obtain or maintain such authorizations, we may be required to pursue a more lengthy clinical development process than we expect, and our business may be harmed.

If available, we may seek an EUA from the FDA or comparable emergency authorizations with respect to our COVID-19 vaccine candidate(s). The FDA has the authority to issue an EUA under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services, or HHS, that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product. Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent (CBRN) that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

The FDA evaluates whether to grant an EUA on a case-by-case basis in the context of a public health emergency. Even if we seek and obtain an EUA for one or more of our vaccine candidates, we cannot assure you that the FDA would approve a BLA for such vaccine candidate, if such approval is required. Accordingly, even if we obtain an EUA for one or more of our vaccine candidates, we may be required to conduct additional clinical trials before we are able to submit BLAs or comparable marketing applications for such vaccine candidates.

In addition, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances. The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Therefore, even if we obtain an EUA or other emergency authorizations for one or more of our vaccine candidates, it is possible that such EUA or other authorizations may be revoked and we may be required to cease any commercialization activities, which would adversely impact our business, financial condition and results of operations.

We are conducting and plan to conduct certain of our clinical trials for our vaccine candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting and plan to conduct certain of our clinical trials for our vaccine candidates outside the United States, including the Phase 1/1b clinical trial we are conducting in Belgium of IVX-121 in adults aged 18-45 and 60-75 and the Phase 1/2 clinical trial of IVX-411 that we are conducting in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many regulatory authorities outside the United States have similar requirements. In addition, trials conducted outside the United States are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our vaccine candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our vaccine candidates.

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

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, interim, preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline, interim and preliminary data should be viewed with caution until the final data are available. In addition, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more clinical trial data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA we submit. Any such delay or rejection could prevent us from commercializing our vaccine candidates.

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

If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our vaccine candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our vaccine candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of vaccine candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Additionally, our third-party manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies, or may otherwise encounter problems sourcing the supplies necessary for manufacturing our vaccine candidates or products, particularly in light of current supply chain disruption. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers. In addition, supply chain challenges could impact the ability of our third-party manufacturers to meet agreed timelines. Delays at an intermediary manufacturer who is manufacturing materials that will be combined with other materials by a second manufacturer could cause delays with the second manufacturer, which could cause us to lose our manufacturing reservation, have to wait until another slot is available and potentially pay a postponement penalty.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements and on the necessary timeline could adversely affect our business in a number of ways, including:

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

Our current and anticipated future dependence upon others for the manufacture of our vaccine candidates or products may adversely affect our ability to advance our vaccine candidates in clinical development, our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We and our third-party manufacturers may face difficulty scaling up manufacturing capabilities which could delay our development timelines, or substantially increase our overall development costs.

As part of our development strategy, we plan to initiate scale-up of manufacturing process development activities to enable incorporation of final process changes early in the overall development cycle. In addition, we intend to evaluate alternative manufacturing processes that we believe could reduce time from candidate selection to availability of clinical trial material, enable us to rapidly respond to annual strain changes as needed in our flu program, and potentially make our VLP technology available as needed for future pandemics. However, we may face significant challenges in this scale-up of manufacturing capabilities and development of alternative manufacturing processes, including challenges with respect to large scale process development, analytical development and quality control testing, and manufacturing our vaccine candidates to our specifications and in a timely manner to support our preclinical and clinical trials. We may also face challenges in identifying and securing third-party manufacturers to support our manufacturing development activities and to produce sufficient quantities at an acceptable cost. Delays in establishing and scaling up our manufacturing process, including any alternative manufacturing processes, and in securing third-party manufacturers may materially delay or disrupt our development efforts, and increase our overall development costs. In particular, if we are unable to develop faster alternative manufacturing processes, this will limit the prospects of any influenza vaccine that we develop.

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

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our vaccine candidates, due to capital costs required to develop or commercialize the vaccine candidate, manufacturing constraints or other strategic considerations. We may not be successful in our efforts to establish or maintain such collaborations for our vaccine candidates because our research and development pipeline may be insufficient, our vaccine candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our vaccine candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may need to relinquish valuable rights to our future revenue streams, research programs, vaccine candidates or VLP platform, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

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

Any regulatory approvals that we may receive for our vaccine candidates will require the submission of reports to regulatory authorities, subject us to surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our vaccine candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our vaccine candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

•
potential product liability claims;

•
the timing of market introduction of our products as well as competitive vaccines;

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

The biotechnology and biopharmaceutical industries are characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and vaccine candidates. We compete with (i) developers of vaccine candidates using technologies other than VLP technologies that target the same or similar infectious diseases targeted by our vaccine candidates and (ii) other developers of VLP technologies. Our competitors have developed, are developing or may develop products, vaccine candidates and processes competitive with our vaccine candidates. Any vaccine candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop vaccine candidates. In particular, there is intense competition in the VLP technology field and the RSV and COVID-19 vaccine fields. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in respiratory vaccine research and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new vaccine candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, of non-VLP vaccine candidates targeting RSV, hMPV and SARS-CoV-2. For example, GlaxoSmithKline, Pfizer, Bavarian Nordic,

Janssen Moderna, and Meissa are currently developing vaccines against RSV for use in older adults, with several currently in Phase 3 trials. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in clinical trials for pediatric use and Sanofi has announced that it is exploring RSV monovalent and RSV and hMPV combination vaccines for older adults preclinically. Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, Novavax and Medicago along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and Novavax which has a COVID-19/influenza combination vaccine in Phase 1 clinical development. We also compete with companies that have developed VLP technologies targeting COVID-19 and may target RSV or hMPV in the future. These companies include Bavarian Nordic, SpyBiotech, VBI Vaccines, and Medicago. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials and our commercial opportunity.

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

We received a grant from the Bill & Melinda Gates Foundation, which subjects our IVX-411 vaccine candidate to pricing and other restrictions.

In September 2020, we entered into a grant agreement (Grant Agreement) with the BMGF, pursuant to which BMGF awarded us a grant (the Grant) to help fund our development of a COVID-19 vaccine for pandemic use. We used the

Grant to develop IVX-411. The Grant Agreement, along with the Global Access and Price Commitment Agreement (the GACA), which we entered into with BMGF in February 2021, subjects our COVID-19 vaccine candidate IVX-411 to certain pricing requirements in certain geographies, global access requirements and reporting and other covenants to ensure that it is made available by us worldwide and on a nondiscriminatory basis. Such covenants may limit the prices we can charge for IVX-411in low and middle income countries, and include a license to use certain of our proprietary technology related to IVX-411 for use in low and middle income countries if we do not comply with the Grant Agreement or GACA. Such price limitations or license, if invoked, could limit the prices we charge, or in some cases, restrict our control over the manufacturing and distribution of IVX-411, which could harm our ability to initiate or continue clinical trials of IVX-411, adversely affect the development or commercialization of IVX-411, or otherwise negatively impact our market position.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as our senior scientists, clinical development and manufacturing personnel. For example, we have scientific, clinical and manufacturing personnel with significant and unique expertise in vaccines and related technologies. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our vaccine candidates. Although we have executed employment agreements or offer letters with these employees, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. In addition, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We will need to expand and effectively manage our managerial, technical, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. The competition for qualified personnel in the biotechnology field is currently particularly intense, and our future success depends upon our ability to attract, retain and motivate highly skilled biotechnology employees. We may not be successful in continuing to attract or retain qualified management and scientific, clinical and manufacturing personnel due to this intense competition for qualified personnel. The biotechnology industry has experienced a high rate of turnover of personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 34 full-time employees as of December 31, 2021. As we continue development and pursue the potential commercialization of our vaccine candidates, and function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. In addition, we are in the process of building out a new facility that will house expanded laboratory operations and our corporate headquarters. We may encounter delays or quality or other issues as we build-out and transition to this new facility, and any such disruptions in our operations could result in delays in our research and development activities. We may also need to further expand our facilities, including laboratory operations, and may be unable to do so on commercially reasonable terms, or at all. Our future financial performance and our ability to develop and commercialize our vaccine candidates and to compete effectively will depend, in part, on our ability to manage current and future growth effectively.

Our business is subject to risks arising from the COVID-19 pandemic and other epidemic diseases.

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the United States and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and are continuing to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, we are conducting business as usual, with necessary or advisable modifications to employee travel, and with our employees generally working both remotely and onsite, consistent with safety and applicable guidance. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. To date, we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our vaccine candidates through clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities, and any future epidemic disease outbreaks, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our vaccine candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. For example, with respect to clinical trial recruitment and enrollment specifically, while we continue to expect to report interim topline data from our IVX-121 Phase 1/1b trial in Belgium in the second quarter of 2022, challenges associated with COVID-19 have made it more difficult than projected to enroll subjects in the older adult arm of this trial. COVID-19 pandemic and any future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS), information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives.

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

For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential vaccine candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the Public Health program; increases the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; implemented a new methodology by which the average manufacturer price under the Medicaid Drug Rebate Program is calculated for drugs that are inhaled, infused, instilled, implanted, or injected; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. At the federal level, for example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our vaccine candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

In an effort to comply with applicable laws and regulations, including those governing the promotion of prescription products, we plan to implement compliance programs designed to actively identify, prevent and mitigate risk by implementing policies and systems. However, we cannot guarantee that these policies or systems will be sufficient or effective. If we were found to have promoted an approved vaccine product, if any, for off-label uses, we may be subject to significant liability, including significant civil and administrative financial penalties and other remedies as well as criminal penalties and other sanctions. Even if we successfully defend against any allegation of off-label promotion, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses. Any of these outcomes could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. These laws and regulations may be subject to differing interpretations, creating potentially complex compliance issues for us and our service providers. Guidance on implementation and compliance practices is often updated or otherwise revised, which may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

In addition, certain state laws govern the privacy and security of health and other information in certain circumstances. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, and provides California residents with individual privacy rights, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad including our clinical trials may also be subject to increased scrutiny or attention from data protection authorities, and there are a wide variety of foreign privacy laws that may impact our operations, now or in the future. For example, in Europe, the GDPR imposes stringent requirements regarding the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA. Companies that must comply with the GDPR including us face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR also confers, in certain circumstances, a private right of action to data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union

(CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised standard contractual clauses on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union and the EEA in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, update our data privacy and security policies and procedures, or in some cases, impact our ability to operate in certain jurisdictions. Failure or perceived failure by us or our collaborators and service providers to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our current or future collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and adversely affect our business, financial condition, results of operations and prospects. Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our internal computer systems, or those of any of our service providers, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We and our service providers maintain and will maintain a large quantity of sensitive information, including confidential business and health-related information in connection with our preclinical studies and planned clinical trials, and are subject to laws and regulations governing the privacy and security of such information. Our internal information technology systems and those of our third-party collaborators, service providers, vendors, contractors and consultants are vulnerable to damage or interruption from computer viruses, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any security breach or other incident, whether actual or perceived, could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our vaccine candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, vendors, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our vaccine candidates could be delayed.

If any failure of our information technology systems were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. Some federal, state and foreign laws and regulations also include obligations for companies to notify individuals of security breaches involving particular categories of personally identifiable information. Such laws and regulations could expose us to litigation, as well as enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, all of which could materially and adversely affect our business, results of operations or financial condition.

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

The patent prosecution process is expensive, time-consuming, and complex, and we or our licensors may not be able to file, prosecute or maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. For example, many of the patent applications related to discoveries in the SARS-CoV-2 and COVID-19 vaccine field have not yet published and could impact our freedom to operate using our technology in the SARS-CoV-2 and COVID-19 space. This may result in us needing to obtain additional licenses, which could have a financial impact, or ceasing development of our candidates if not able to obtain additional necessary licenses.

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

Furthermore, our licensed patent rights are or may be subject to retained or reserved rights by the licensor or one or more third parties. For example, UW retained rights to conduct academic research for itself and other rights necessary for UW to comply with its obligations to BMGF, which funded in part the research resulting in certain of our licensed patent rights and technology under the UW agreements. With respect to our COVID-19 vaccine candidate, we granted BMGF a humanitarian license that allows BMGF to make our COVID-19 vaccine available to certain developing countries. Further, because our licensed patent rights allow the licensor to continue their research on the licensed technology, a licensor may develop new inventions that we may want to license in the future. Any such licenses provided to us will increase our costs. Alternatively, if a licensor does not provide us with a license, we may be limited in our ability to develop competitive vaccine candidates in the future.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-United States manufacturers.

We have in-licensed certain patents and patent applications that were generated through the use of United States government funding or grants, and we may acquire or license in the future intellectual property rights that have been generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. These United States government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the United States government exercises its march-in rights in our current or future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property. Any failure by us to comply with federal regulations regarding intellectual property rights that were developed through the use of United States government funding could have a material adverse effect on our business, financial condition, results of operations, and prospects.

For example, because the research resulting in certain of our licensed patent rights and technology under the UW agreements and the agreement with the National Institutes of Health was funded in whole or in part by the United States government, the United States government has certain rights to such patent rights and technology, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes and march-in rights, and impose certain reporting and domestic manufacturing requirements. These rights apply to IVX-121, IVX-241, IVX-A12 and IVX-411 and may permit the United States government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions are and may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe, misappropriate, or violate our intellectual property rights or those of our licensors. To prevent infringement, misappropriation, violation, or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1).

In addition, we may in the future choose to challenge the patentability of claims in a third-party’s patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We may in the future choose to challenge third party patents in patent opposition proceedings in the EPO or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO, or other patent office we may be exposed to litigation by the third party alleging that the relevant patent may be infringed by our product candidates.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

Certain provisions of the Agreement on Trade-Related Aspects of Intellectual Property (TRIPS Agreement) limit the use of compulsory licenses by World Trade Organization (WTO) members. Several WTO members and various public interest advocates have proposed the WTO implement a waiver of such provision of the TRIPS Agreement so that members may improve the supply of COVID-19 vaccines without fear of trade retaliation. In May 2021, the United States Trade Representative announced that the Biden Administration “will actively participate in text-based negotiations at the World Trade Organization (WTO) needed to make that happen. Those negotiations will take time given the consensus-based nature of the institution and the complexity of the issues involved.” A waiver is unlikely to impact patent protection in the jurisdictions where we anticipate having the majority of our sales. Rather, with respect to our COVID-19 vaccine candidates, BMGF has retained or been granted rights in the jurisdictions where patent protection would be impacted. Nevertheless, the outcome of these negotiations is highly uncertain, and if the WTO agrees to waive provisions of the TRIPS Agreement relevant to our COVID-19 vaccine candidates, our business, financial condition, results of operations and prospects may be adversely affected.

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

The America Invents Act also included a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents issuing from those patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 38% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Sales of a substantial number of shares of our common stock by our executive officers, directors and principal stockholders in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

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

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC) determines the new rules are necessary for protecting the public;

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

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The biotech sector has experienced particular volatility in the past year. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, we may face litigation following the recent significant stock price drop following the release of interim topline results from our ongoing Phase 1/2 clinical trial of IVX-411. If we face such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with our initial public offering or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2021, we had federal and state net operating loss (NOL) carryforwards of approximately $57.0 million and $11.9 million, respectively.

Federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely. The deductibility of federal NOL carryforwards may be limited. In addition, our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities.

Under Section 382 of the Internal Revenue Code (the Code), our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our initial public offering or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our initial public offering. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in tax law may materially adversely affect our financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters is located in Seattle, Washington, where we lease laboratory and office space pursuant to a lease agreement that commenced in February 2020, and is subject to annual renewals, and will expire in May 2022. In December 2021, we entered into a new lease for laboratory and office space located at 1930 Boren Avenue in Seattle, Washington (the Premises), which we expect will serve as our new corporate headquarters. Under the terms of the lease, we will lease 15,063 square feet at the Premises for a temporary period starting in May 2022. As of the earlier of the date on which we substantially complete our initial tenant work or October 1, 2022, we will lease 25,253 square feet at the premises. The lease has a term of 63 months and may be extended at our option for five additional years at a fair market rent rate set based on comparable laboratory and research space in the premises and in the Seattle market.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “ICVX” since our initial public offering on August 2, 2021, which was completed at a price to the public of $15.00 per share. Prior to our initial public offering, there was no public market for our common stock.

Holders of Common Stock

As of March 29, 2022, we had approximately 48 stockholders of record. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

In March 2021, before we effected a one-for-4.1557 reverse stock split of our issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for each series of the our convertible preferred stock in July 2021, we issued an aggregate of 32,958,612 shares of Series B-1 convertible preferred stock to investors at a purchase price of $2.82172 per share, for aggregate consideration of approximately $99.5 million, which included the conversion of a convertible promissory note with a principal amount of $6.5 million issued in August 2020, into 2,805,850 shares of Series B-2 convertible preferred stock, at a conversion price of $2.39846 per share.

The issuance of securities described in the paragraph above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

All other unregistered securities issued and sold during the year ended December 31, 2021 are disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021.

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

As of December 31, 2021, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus dated July 28, 2021 filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 30, 2021.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements and Market Data.”

Overview

We are a biopharmaceutical company leveraging our innovative virus-like particle (VLP) platform technology to develop vaccines against infectious diseases, with an initial focus on life-threatening respiratory diseases. Our VLP platform technology is designed to enable multivalent, particle-based display of complex viral antigens, which we believe will induce broad, robust, and durable protection against the specific viruses targeted. Our pipeline includes vaccine candidates targeting some of the most prevalent viral causes of pneumonia. We are developing these candidates for older adults, a patient population with high unmet need. Our vaccine candidate IVX-A12 is a bivalent candidate, or a mixture of two different VLP candidates. IVX-A12 combines IVX-121, a vaccine candidate designed to target respiratory syncytial virus (RSV), and IVX-241, a vaccine candidate designed to target human metapneumovirus (hMPV). There are currently no vaccines approved for either RSV or hMPV, which are two common causes of pneumonia in older adults. We initiated a clinical trial of IVX-121 in September 2021, with interim topline data expected in the second quarter of 2022. Contingent on favorable results from the IVX-121 clinical trial and completion of cGMP manufacturing of IVX-241, we plan to submit an investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA) and, thereafter, initiate a clinical trial of our combination vaccine candidate, IVX-A12, in the second half of 2022.

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults. We are conducting a Phase 1/2 clinical trial of our coronavirus disease 2019 (COVID-19) candidate IVX-411 in Australia and reported interim topline results on this clinical trial in March 2022. Overall, although an immune response was observed and the initial reactogenicity data were favorable, the level of immunogenicity response was below our expectations. We are conducting further analysis of the data and our IVX-411 vaccine candidate, including an investigation into the manufacture, shipment, and vaccine administration in the Phase 1/2 clinical trial. We will further evaluate our plans with respect to our current COVID-19 vaccine candidates based on the results of these efforts. We also have licensed the rights to develop and commercialize an influenza VLP vaccine from the University of Washington (UW) and have an emerging flu program.

We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for our preclinical studies and current and planned clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $340.2 million. In August 2021, we completed our initial public offering (IPO) with the sale of 13,953,332 shares of common stock at an IPO price of $15.00 per share with net proceeds of $190.7 million, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of December 31, 2021, we had cash of $279.1 million and restricted cash of $1.6 million.

We have incurred significant operating losses since inception. Our net losses for the years ended December 31, 2021 and 2020 were $67.0 million and $18.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $94.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

Based on our current operating plan, we believe that our existing cash and restricted cash will be sufficient to fund our operations through at least 2024. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our vaccine candidates, which will not be for several years, if ever. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our vaccine candidates to third parties where we might otherwise prefer to develop and market such vaccine candidates ourselves.

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

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the years ended December 31, 2021 and 2020, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million, in support of our development of a COVID-19 vaccine. As of December 31, 2021, we have received the full $10.0 million of funding under the Grant Agreement. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until March 31, 2022. We do not currently expect future grant revenues to be a material source of funding.

Operating Expenses

Research and Development

Research and development expenses consist primarily of external and internal costs related to the development of vaccine candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

External costs include:

▪
expenses incurred in connection with research, laboratory consumables and preclinical studies;
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

Internal costs include:

▪
employee-related expenses, including salaries, related benefits, travel and stock-based compensation expenses for employees engaged in research and development functions; and
▪
facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies.

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
▪
the length of time required to enroll eligible patients;
▪
the number of patients that participate in the trials;
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

Loss on Extinguishment of Convertible Promissory Note

We recorded a loss on extinguishment of convertible promissory note of $0.8 million during the year ended December 31, 2021 in connection with the conversion of our convertible promissory note issued in August 2020. See Note 7 to the audited financial statements included elsewhere in this Annual Report for more information on this transaction.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Grant revenue	$7,802	$1,616	$6,186
Operating expenses:
Research and development	38,776	17,667	21,109
General and administrative	34,887	2,659	32,228
Total operating expenses	73,663	20,326	53,337
Loss from operations	(65,861)	(18,710)	(47,151)
Other income (expense)
Change in fair value of embedded derivative liability	(205)	187	(392)
Loss on extinguishment of convertible promissory note	(754)	—	(754)
Interest and other expense	(151)	(331)	180
Total other expense	(1,110)	(144)	(966)
Net loss and comprehensive loss	$(66,971)	$(18,854)	$(48,117)

Grant Revenue

We recognized revenue from the Grant Agreement of $7.8 million for the year ended December 31, 2021 compared to $1.6 million for the year ended December 31, 2020. As of December 31, 2021, we have received the full $10.0 million of funding under the Grant Agreement.

Research and Development Expenses

Research and development expenses were $38.8 million for the year ended December 31, 2021, compared to $17.7 million for the year ended December 31, 2020. The increase of $21.1 million was primarily due to a $10.8 million increase in direct costs related to preclinical development and manufacturing, a $4.0 million increase in direct costs related to clinical development and manufacturing, a $3.2 million increase in personnel related expenses due to increased headcount to support our development activities, a $2.6 million increase related to non-cash stock-based compensation expense, and a $0.5 million increase in other expenses.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis. Research and development expenses are summarized by program in the table below (in thousands):

	Year Ended December 31,
	2021	2020
RSV-hMPV	$12,484	$12,830
SARS-CoV-2	13,487	1,415
Unallocated research and development expense	12,805	3,422
Total research and development expense	$38,776	$17,667

General and Administrative Expenses

General and administrative expenses were $34.9 million for the year ended December 31, 2021, compared to $2.7 million for the year ended December 31, 2020. The increase of $32.2 million consisted of increased non-cash stock-based compensation expense of $26.2 million, inclusive of $21.0 million in expense related to the modification of options accelerated in connection with the death of our former Chairman, Dr. Yamada, increased professional services including legal fees of $2.2 million, increased personnel-related expenses of $2.1 million, and increased other expenses of $1.7 million.

Other Income (Expense)

Other income (expense) was expense of $1.1 million for the year ended December 31, 2021, compared to expense of $0.1 million for the year ended December 31, 2020. The increase of $1.0 million in expense was the result of a loss on extinguishment of convertible promissory note of $0.8 million, an increase in expense recognized on the change in fair value of derivative liability of $0.4 million, offset by a decrease in interest expense of $0.2 million.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and may never become profitable. Since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and common stock. In August 2021, we completed our IPO with the sale of 13,953,332 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares, at an IPO price of $15.00 per share with net proceeds of $190.7 million. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. Additionally, in July 2021, we received the final $3.3 million in restricted cash awarded under the Grant Agreement. As of December 31, 2021, we had cash of $279.1 million, restricted cash of $1.6 million and an accumulated deficit of $94.1 million.

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
▪
the costs and timing of establishing or securing sales and marketing capabilities if current or future vaccine candidate is approved;
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

Our existing cash and restricted cash will not be sufficient to complete development of IVX-A12, IVX-411, an influenza vaccine candidate, or any other vaccine candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by
Operating activities	$(38,540)	$(14,208)
Investing activities	(1,006)	(11)
Financing activities	304,772	6,638
Net change in cash and restricted cash	$265,226	$(7,581)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $38.5 million, consisting primarily of our net loss incurred during the period of $67.0 million adjusted for $30.3 million of non-cash charges and $(1.9) million for net changes in operating assets and liabilities. Non-cash charges consisted primarily of $29.0 million in stock-based compensation expense inclusive of $21.0 million in expense related to the modification of options accelerated in connection with the death of Dr. Yamada, $0.8 million loss on extinguishment of convertible promissory note, $0.3 million non-cash interest expense, and $0.2 million of non-cash expense recognized related to the change in fair value of the derivative liability. The net change in operating assets and liabilities consisted of a $5.2 million increase in prepaids and other current assets, a $5.1 million increase in accounts payable and accrued and other current liabilities, and a $1.8 million decrease in deferred revenue.

Net cash used in operating activities for the year ended December 31, 2020 was $14.2 million, consisting primarily of our net loss incurred during the period of $18.8 million adjusted for $0.5 million of non-cash charges, and $4.1 million for net changes in operating assets and liabilities. Non-cash charges consisted primarily of $0.4 million non-cash interest expense and $0.3 million in stock-based compensation, which were partially offset by $0.2 million of non-cash income recognized related to the change in fair value of the derivative liability. The net change in operating assets and liabilities consisted of a $2.2 million increase in accounts payable and accrued and other current liabilities and $2.4 million increase in deferred revenue, partially offset by a $0.5 million increase in prepaid and other current assets in support of the growth in our operating activities.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $1.0 million and less than $0.1 million, respectively, for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $304.8 million consisting of $190.7 million in proceeds related to the issuance of common stock in the IPO in August 2021, $92.6 million in proceeds related to the issuance of Series B-1 convertible preferred stock in March 2021, $21.0 million in proceeds related to the issuance of Series A-1 convertible preferred stock in February 2021, and $0.4 million proceeds from exercises of stock options, including early exercises.

Net cash provided by financing activities for the year ended December 31, 2020 was $6.6 million, consisting of $6.4 million related to issuance of a convertible promissory note in August 2020, and $0.2 million proceeds from early exercises of stock options.

Contractual Obligations and Commitments

We had no contractual obligations and commitments as of December 31, 2021 and 2020.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of December 31, 2021 and 2020, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein. See the descriptions of these agreements provided below and in the section of this Annual Report titled “Business—Material Agreements” for additional information on these license agreements.

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

While our significant accounting policies are more fully described in Note 2 to our audited financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

We are required to estimate our obligations for expenses incurred under contracts with vendors, consultants and CROs, in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by recognizing those expenses in the periods in which services and efforts are expended. We account for these expenses according to the progress of the preclinical study or clinical trial as measured by the timing of various aspects of the study, trial or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies or trials, or other services being conducted. During the course of a study or trial, we adjust our rate of expense recognition if actual results differ from our estimates.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Fair Value of Derivative Liability and Convertible Promissory Note

We adjusted the carrying value of the derivative liability that was bifurcated from our convertible promissory note to the estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of derivative liability in the statements of operations. There were significant judgments and estimates inherent in the determination of the fair value of these liabilities. If we had made different assumptions including, among others, those related to the timing and probability of various financing scenarios, discount rates, volatilities and exit valuations, the carrying values of our derivative liability and convertible promissory note, and our net loss and net loss per share of common stock could have been significantly different. The derivative liability was settled in March 2021 upon conversion of the underlying convertible note into Series B convertible preferred stock, resulting in a loss on extinguishment of convertible promissory note.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock options. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model and recognize the expense over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis. We account for forfeitures when they occur and reverse any compensation cost previously recognized for awards for which the requisite service has not been completed, in the period that the award is forfeited.

See Note 2 to our audited financial statements included elsewhere in this Annual Report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. The Black-Scholes option pricing model uses inputs which are assumptions that generally require judgment. For example, before our IPO, we estimated the fair value of the common stock underlying our stock-based awards on each grant date using valuation approaches appropriate for privately held companies that involved significant judgment. Also given our limited history of common stock price data, we derive the expected volatility of our common stock price from the average historical volatilities of comparable publicly traded companies within our peer group. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Income Taxes

We are subject to corporate U.S. federal and state income taxation. As of December 31, 2021 and 2020, we had federal net operating loss carryforwards of $57.0 million and $21.0 million, respectively, and state net operating loss carryforwards of $11.9 million, and $2.2 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. income tax purposes, net operating losses generated after January 1, 2018 will be carried forward indefinitely. As of December 31, 2021, we had federal research and development tax credit carryforwards of approximately $3.0 million, which begin to expire in 2037. Additionally, as of December 31, 2021, we had state research and development credit carryforwards of approximately $168,000, which carryforward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

This annual limitation may result in the expiration of net operating losses and credits before utilization. We have not performed an analysis to determine the limitation of our net operating loss carryforwards.

We estimate our income tax provision, including deferred tax assets and liabilities, based on management’s judgment. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, we have recorded a valuation allowance against our net deferred tax assets as of December 31, 2021 and 2020. If we expect to realize deferred tax assets for which we have previously recorded a valuation allowance, we will reduce the valuation allowance in the period in which such determination is first made.

We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

JOBS Act and Smaller Reporting Company

As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the first day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of the prior year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Recent Accounting Pronouncements

See Note 2 to our audited financial statements included elsewhere in this Annual Report for recent accounting pronouncements.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and restricted cash consist of cash in readily available checking accounts and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented in our financial statements included elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Icosavax, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Icosavax, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Seattle, Washington

March 30, 2022

ICOSAVAX, INC.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$279,082	$13,114
Restricted cash	1,642	2,384
Prepaid expenses and other current assets	5,829	662
Total current assets	286,553	16,160
Property and equipment, net	1,076	10
Total assets	$287,629	$16,170
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,899	$1,918
Accrued and other current liabilities	4,757	1,532
Deferred revenue	582	2,384
Total current liabilities	9,238	5,834
Long-term convertible promissory note	—	4,947
Embedded derivative liability	—	1,604
Other noncurrent liabilities	171	426
Total liabilities	9,409	12,811
Commitments and contingencies (Note 2)
Convertible preferred stock, $0.0001 par value; no shares authorized at December 31, 2021 and 54,039,749 shares authorized at December 31, 2020; no shares issued and outstanding at December 31, 2021 and 32,198,879 shares issued and outstanding at December 31, 2020; $0 and $30,007 aggregate liquidation preference at December 31, 2021 and 2020, respectively	—	30,062
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 and no shares authorized at December 31, 2021 and 2020, respectively; no shares issued and outstanding at either December 31, 2021 or 2020	—	—
Common stock, $0.0001 par value; 500,000,000 and 78,000,000 shares authorized at December 31, 2021 and 2020, respectively; 39,429,103 and 3,596,936 shares issued as of December 31, 2021 and 2020, respectively; 39,175,279 and 2,639,026 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	5	2
Additional paid-in capital	372,284	393
Accumulated deficit	(94,069)	(27,098)
Total stockholders' equity (deficit)	278,220	(26,703)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$287,629	$16,170

See accompanying notes to financial statements

ICOSAVAX, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share data)

	Year Ended December 31,
	2021	2020
Grant revenue	$7,802	$1,616
Operating expenses:
Research and development	38,776	17,667
General and administrative	34,887	2,659
Total operating expenses	73,663	20,326
Loss from operations	(65,861)	(18,710)
Other income (expense):
Change in fair value of embedded derivative liability	(205)	187
Loss on extinguishment of convertible promissory note	(754)	—
Interest and other expense	(151)	(331)
Total other expense	(1,110)	(144)
Net loss and comprehensive loss	$(66,971)	$(18,854)
Net loss per share, basic and diluted	$(3.73)	$(8.40)
Weighted-average common shares outstanding, basic and diluted	17,965,894	2,245,223

See accompanying notes to financial statements

ICOSAVAX, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

							Total
					Additional		Stockholders'
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	32,198,879	$30,062	1,901,656	$1	$—	$(8,244)	$(8,243)
Shares released from restriction upon vesting of early-exercised stock options	—	—	267,894	1	136	—	137
Vesting of shares of restricted common stock	—	—	469,476	—	—	—	—
Stock-based compensation	—	—	—	—	257	—	257
Net loss and comprehensive loss	—	—	—	—	—	(18,854)	(18,854)
Balance at December 31, 2020	32,198,879	30,062	2,639,026	2	393	(27,098)	(26,703)
Issuance of Series A-1 convertible preferred stock for cash of $0.9615 per share net of $0.1 million of issuance costs	21,944,874	21,004	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock for cash of $2.82172 per share net of $0.3 million of issuance costs	32,958,612	92,630	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock from convertible note	2,805,850	7,917	—	—	—	—	—
Initial public offering, net of issuance costs of $18.6 million	—	—	13,953,332	1	190,736	—	190,737
Conversion of convertible preferred stock into common stock	(89,908,215)	(151,613)	21,634,898	2	151,611	—	151,613
Shares released from restriction upon vesting of early-exercised stock options	—	—	344,179	—	203	—	203
Exercise of common stock options	—	—	117,745	—	98	—	98
Vesting of shares of restricted common stock	—	—	469,493	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	16,606	—	212	—	212
Stock-based compensation	—	—	—	—	29,031	—	29,031
Net loss and comprehensive loss	—	—	—	—	—	(66,971)	(66,971)
Balance at December 31, 2021	—	$—	39,175,279	5	372,284	(94,069)	278,220

See accompanying notes to financial statements

ICOSAVAX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(66,971)	$(18,854)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	29,031	257
Depreciation	82	1
Non-cash interest expense	264	417
Change in fair value of embedded derivative liability	205	(187)
Loss on extinguishment of convertible promissory note	754	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(5,167)	(453)
Accounts payable	1,839	1,119
Accrued and other current liabilities	3,225	1,108
Deferred revenue	(1,802)	2,384
Net cash used in operating activities	(38,540)	(14,208)
Investing activities:
Purchases of property and equipment	(1,006)	(11)
Net cash used in investing activities	(1,006)	(11)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	113,634	—
Proceeds from initial public offering, net of offering costs	190,738	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	-	6,464
Proceeds from exercise of stock options, including early exercise	400	174
Net cash provided by financing activities	304,772	6,638
Net increase (decrease) in cash and restricted cash	265,226	(7,581)
Cash and restricted cash at beginning of period	15,498	23,079
Cash and restricted cash at end of period	$280,724	$15,498

Supplemental disclosure of noncash activities
Conversion of preferred stock to common stock	$151,613	$—
Purchases of property and equipment included in accounts payable	$142	$—

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

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

In July 2021, the Company effected a 1-for-4.1557 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the convertible preferred stock conversion ratios.

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

Liquidity

The Company had an accumulated deficit of $94.1 million, cash of $279.1 million, and restricted cash of $1.6 million at December 31, 2021.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these financial statements are issued.

The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccines candidates, scaling up manufacturing of vaccine candidates, and preparing for its ongoing and planned preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to December 31, 2021, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates are used for, but not limited to, stock-based compensation, derivative liability, the timing of research and development accruals, and income taxes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and restricted cash. The Company is exposed to credit risk from its deposits of cash in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company maintains an Insured Cash Sweep account where balances are maintained in interest bearing demand accounts. The Company has not experienced any losses on its deposits of cash since inception, and management believes that the Company is not exposed to significant credit risk due to the financial positions of the respective depository institutions in which those deposits are held.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

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

The carrying values of the derivative liability of $1.6 million (level 3 fair value) and the convertible promissory note of $4.9 million in the accompanying balance sheet at December 31, 2020 approximate fair value because they collectively converted into 2,805,850 shares of Series B convertible preferred stock in March 2021.

Cash

Cash represents funds in the Company’s operating bank account. The Company has no cash equivalents.

Restricted Cash

The Company’s restricted cash includes payments received under the Grant Agreement (as defined in Note 4) with the Bill & Melinda Gates Foundation (“BMGF”) under which the Company was awarded a grant of up to $10.0 million. The Company will utilize the Grant Agreement funds as it incurs expenses for services performed under the agreement. Restricted cash also includes cash collateral supporting the standby letter of credit discussed in "Leases" below.

Property and equipment, net

Property and equipment, net is stated at cost, net of accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the assets (generally two to five years).

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of its long-lived assets, including property and equipment to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Should an impairment exist, the impairment loss would be measured based on the excess over the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses from inception through December 31, 2021.

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

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate lease and non-lease components.

In January 2020, and amended in March 2020, the Company entered into a lab license agreement for office and lab space in Seattle, Washington. The lab license agreement is twelve months and provides for renewal options. The monthly base rent is approximately $16,000. The lab license agreement is considered short-term and therefore, no right-of-use asset or lease liability has been recorded.

In December 2021, the Company entered into a lease agreement for corporate office and lab space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022. The lease agreement is five years and 3 months and provides for a one-time option to extend for a period of five additional years. The monthly base rent will be $0.2 million for the first year and will increase by 3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at the first anniversary, and further reduced to $0.7 million at the second anniversary of the lease. As of December 31, 2021, the Company had not taken control of the space and the lease term had not commenced; therefore, no right-of-use asset or lease liability has been recognized.

Grant Revenue

The Company’s revenue consists of revenue under its Grant Agreement with BMGF (see Note 4). The Company is reimbursed for certain costs that support development activities, including the Company’s clinical trial notification (“CTN”) preparations for and planned first-in-human Phase 1/2 clinical trial of COVID-19 RBD VLP vaccine in Australia. The Company’s Grant Agreement does not provide a direct economic benefit to BMGF. Rather, the Company entered into an agreement with BMGF to make a certain amount of any resulting vaccine available and accessible at affordable pricing to people in certain low- and middle-income countries. The Company assessed this cost reimbursement agreement to determine if the agreement should be accounted for as an exchange transaction or a contribution. Such an agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when all donor-imposed conditions have been met. As BMGF ultimately determines if milestones under the agreement are met and if funding should continue, there may be a difference in timing between when research and development expenses are incurred and when grant revenue is recognized.

Accrued Research and Development Expense

The Company is required to estimate its obligation for expenses incurred under contracts with vendors, consultants, and contract research organizations, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its financial statements by recognizing those expenses in the periods in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical study or clinical trial, as measured by the timing of various aspects of the study, trial or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel and third-party service providers as to the progress of studies or trials, or other services being conducted. To date, the Company has had no material differences between its estimates of such expenses and the amounts actually incurred. During the course of a study or trial, the Company adjusts its expense recognition if actual results differ from its estimate. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Research and Development

Research and development costs are expensed as incurred and consist primarily of external and internal costs related to the development of vaccine candidates, including salaries and benefits, stock-based compensation, facilities and depreciation, contracted research, consulting arrangements, and other expenses incurred to sustain the Company’s research and development programs.

Interest Income

Interest income consists of interest income earned on interest bearing demand accounts.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 253,824 and 488,226 shares as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had $0.2 million and $0.2 million respectively, of amounts related to shares issued with repurchase rights classified as other noncurrent liabilities in the accompanying balance sheets.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. The Company recognizes forfeitures as they occur.

The Black-Scholes option pricing model uses inputs which are assumptions that generally require judgment. These assumptions include:

▪
Fair Value of Common Stock. Prior to the Company’s IPO, the grant date fair market value of the shares of common stock underlying stock options was historically determined by the Company’s board of directors. Because there was no public market for the Company’s common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included contemporaneous valuations performed by an independent third-party, the Company’s results of operations and financial position, including its levels of available capital resources, its stage of development and material risks related to the Company’s business, progress of the Company’s research and development activities, the Company’s business conditions and projections, the lack of marketability of the Company’s common stock and preferred stock as a private company, the prices at which the Company sold shares of its convertible preferred stock to outside investors in arms-length transactions, the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock, the analysis of initial public offerings and the market performance of similar companies in the biopharmaceutical industry, the likelihood of achieving a liquidity event for the Company’s securityholders, such as an initial public offering or a sale of the Company, given prevailing market conditions, the hiring of key personnel and the experience of management, trends and developments in the Company’s industry, and external market conditions affecting the life sciences and biopharmaceutical industry sectors. Subsequent to the Company’s IPO, the grant date fair value of the Company’s common stock is determined based on its closing price.
▪
Expected Term. The expected term represents the period that the options granted are expected to be outstanding. The expected term of stock options issued is determined using the simplified method (based on the average of the vesting term and the original contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.
▪
Expected Volatility. Given the Company’s limited historical stock price volatility data, the Company derived the expected volatility from the average historical volatilities over a period approximately equal to the expected term of comparable publicly traded companies within the Company’s peer group that were deemed to be representative of future stock price trends as the Company has limited trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
▪
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the options.
▪
Expected Dividend Yield. The Company never paid dividends on its common stock and do not anticipate paying any dividends in the foreseeable future. Therefore, the Company used an expected dividend yield of zero.

Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

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

The Company has not recorded any such liabilities at either December 31, 2021 or 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2021 and 2020, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2021, the Company had no accrued interest or penalties.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding stock options under the Company’s equity incentive plan and have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(66,971)	$(18,854)
Denominator:
Weighted-average common shares outstanding, basic and diluted	18,587,782	3,517,671
Less: Weighted-average unvested common stock	(621,888)	(1,272,448)
Weighted-average shares used to compute net loss per share, basic and diluted	17,965,894	2,245,223
Net loss per share, basic and diluted	$(3.73)	$(8.40)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	Year Ended December 31,
	2021	2020
Series A convertible preferred stock	—	32,198,879
Common stock options	6,591,727	641,427
ESPP shares	16,606	—
Unvested common stock	253,824	957,711
Total	6,862,157	33,798,017

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 for all non-public entities, with early adoption permitted, and is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods for public entities. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021 and the standard did not have a material impact on its financial statements and related disclosures.

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

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

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

The following table summarizes information about the significant unobservable inputs used in the fair value measurements for the derivative liability:

	March 19, 2021	December 31, 2020	August 20, 2020
Probability of financing	100%	90%	90%
Probability of dissolution	—	10%	10%
Time to liquidity (years)	—	0.50 - 1.00	0.83 - 1.33
Discount rate	7.6%	8.3%	11.9%

The Company adjusted the carrying value of the derivative liability within the convertible promissory note to the estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of derivative liability in the statements of operations and comprehensive loss.

For the year ended December 31, 2021, the Company recognized $0.2 million of other income in the statements of operations and comprehensive loss related to increases in the fair value of the embedded derivative liability.

For the year ended December 31, 2020, the Company recognized $0.2 million of other income in the statements of operations and comprehensive loss related to decreases in the fair value of the embedded derivative liability.

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the convertible promissory note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory note of $0.8 million in other expense in the statements of operations and comprehensive loss for the year ended December 31, 2021, which included the write off of unamortized debt issuance costs.

The following table provides a reconciliation of the fair value of the derivative liability using Level 3 significant unobservable inputs (in thousands):

Derivative Liability
Fair value at December 31, 2019	$—
Fair value of derivative liability at issuance of convertible promissory note	(1,791)
Change in fair value of derivative liability (Note 7)	187
Fair value at December 31, 2020	(1,604)
Change in fair value of embedded derivative liability	(205)
Reclassification of derivative liability into convertible preferred stock resulting from conversion of convertible promissory note	1,809
Fair value at December 31, 2021	$—

4. Grant Agreement

Bill & Melinda Gates Foundation Grant Agreement

In support of the Company’s development of a COVID-19 vaccine for pandemic use, in September 2020, the Company entered into the grant agreement (the “Grant Agreement”) with the Bill & Melinda Gates Foundation (“BMGF”), under which it was awarded a grant totaling up to $10.0 million (the “Grant”). The Grant supported development activities, including the Company’s regulatory filing preparations and planned Phase 1 clinical trial. Unless terminated earlier by BMGF, the Grant Agreement will continue in effect until March 31, 2022. The Company concurrently entered into a Global Access Commitments Agreement (“GACA”) with BMGF as part of the Grant Agreement. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of its COVID-19 vaccine available and accessible at affordable pricing to people in certain low- and middle-income countries, if the vaccine is commercialized.

Payments received in advance that are related to future performance are deferred and recognized as revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until eligible expenditures are incurred.

At December 31, 2021, the Company had $0.6 million of restricted cash and deferred revenue, and at December 31, 2020, had $2.3 million of restricted cash and deferred revenue, representing funds received from BMGF and the Company's estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

During the years ended December 31, 2021 and 2020, the Company received $6.0 million and $4.0 million in funding, respectively, from BMGF.

During the years ended December 31, 2021 and 2020, the Company recognized revenue from the Grant Agreement of $7.8 million and $1.6 million, respectively, and has recognized approximately $9.4 million in revenue since the inception of the Grant Agreement. As of December 31, 2021, the Company has received the full $10.0 million in funding under the Grant Agreement.

5. Balance Sheet Details

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2021	2020
Laboratory equipment	$856	$11
Construction in progress	303	—
Property and equipment, cost	1,159	11
Accumulated depreciation	(83)	(1)
Property and equipment, net	$1,076	$10

Depreciation expense was $0.1 million for the year ended December 31, 2021, and was a negligible amount for the year ended December 31, 2020.

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Taxes payable	$—	$91
Accrued paid time off	342	137
Accrued bonus	2,216	696
Other accrued liabilities	1,977	608
Accrued 401k	156	—
ESPP liability	66	—
Total accrued and other current liabilities	$4,757	$1,532

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

During the years ended December 31, 2021 and 2020, the Company paid $0.2 million and $0.1 million, respectively, in fees associated with the license, which were recorded as research and development expenses.

License Agreements with University of Washington

License Agreement with respect to RSV and Other Pathogens

On June 29, 2018, the Company entered into an exclusive license agreement with an academic entity, University of Washington (the “UW 2018 Agreement”), for an exclusive license to covered intellectual property, a non-exclusive, worldwide license to use licensed know-how, and rights to sublicense for computationally designed nanoparticles and vaccines. The UW 2018 Agreement was amended in June 2019 and again in November 2020. The Company’s rights and obligations under the UW 2018 Agreement are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to Howard Hughes Medical Institute ("HHMI"), and certain other limited rights retained by University of Washington ("UW").

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

The UW 2018 Agreement will terminate when all licensed rights have been terminated and all obligations due to UW have been fulfilled, or the Company may terminate the entirety of the agreement upon written notice thereof to UW.

On July 2, 2020, the Company entered into a non-exclusive license agreement with respect to specified intellectual property with options for exclusivity in North America and Europe subject to the performance of certain development milestones, with UW (the “UW 2020 Agreement”). Under the UW 2020 Agreement, the Company also received a non-exclusive, worldwide license to use specific know-how and rights to sublicense for computationally designed nanoparticles and vaccines. The UW 2020 Agreement was amended in August 2020 and subsequently in May 2021. The Company’s rights and obligations under the UW 2020 Agreement as amended are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to HHMI, and certain other limited rights retained by UW.

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

The UW 2020 Agreement as amended will terminate when all licensed rights have been terminated and all obligations due to UW have been fulfilled, or the Company may terminate the entirety of the agreement upon written notice thereof to UW.

During the years ended December 31, 2021 and 2020, the Company paid $0.2 million and $0.3 million respectively, in fees associated with the 2018 and 2020 Agreements.

License Agreement with Respect to Influenza

In September 2021, the Company entered into a license agreement with UW ("UW Flu License Agreement"). Pursuant to the UW Flu License Agreement, UW granted the Company a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents ("Licensed Flu Products"), for the prophylactic and/or therapeutic treatment of influenza. UW also granted the Company a non-exclusive, worldwide license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to the Company's proprietary two-component virus-like-particle technology and nanoparticle-based influenza virus vaccines. As of March 2022, the UW Flu License Agreement is applicable to the Company's preclinical influenza program. The United States federal government and HHMI have similar rights under the UW Flu License Agreement and the UW License Agreement described above in “License Agreement with respect to RSV and Other Pathogens".

The Company is obligated to use commercially reasonable efforts to commercialize Licensed Flu Products, and to initiate a clinical trial with respect to such Licensed Flu Products by a specified date in 2025. If the Company is unable to initiate a clinical trial by the specified date and cannot agree with UW to modify such obligation or do not cure by meeting such obligation, then UW may terminate the UW Flu License Agreement.

Under the UW Flu License Agreement, the Company paid UW a one-time upfront license fee, and after September 2023 and for the remainder of the term of the UW Flu License Agreement, the Company is required to pay tiered minimum annual fees ranging from the mid four figures to the mid five figures, with such fees creditable against royalty payments. The Company is required to pay UW up to an aggregate of $350 thousand for payments related to development milestones and up to an aggregate of $6 million for payments related to commercial milestones based upon reaching certain cumulative net sales thresholds for all Licensed Flu Products. The Company is also required to pay UW a fixed low single digit percentage royalty on net sales of Licensed Flu Products by us and our sublicensees, subject to certain reductions if the Company is required to pay for third-party intellectual property rights in order to commercialize the Licensed Flu Products. The Company is not obligated to pay duplicate royalties on net sales of any Licensed Flu Products if the Company is already required to pay a royalty on such net sales under the UW License Agreement or the UW Option and License Agreement.

The UW Flu License Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2041, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW Flu License Agreement if the Company breaches or fails to perform one of the material duties under the UW Flu License Agreement and are unable to remedy the default within an agreed upon time period that can be extended by UW. The Company can terminate the UW Flu License Agreement at will with prior written notice to UW. The Company can also terminate certain of its licensed rights through an amendment to the UW Flu License Agreement.

During year ended December 31, 2021, the Company paid $0.1 million in fees associated with the UW Flu License Agreement.

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

During year ended December 31, 2021, the Company paid a negligible amount in fees associated with the UT Agreement.

7. Convertible Promissory Note

In August 2020, the Company issued a $6.5 million convertible promissory note (“Convertible Promissory Note”). The Convertible Promissory Note accrued interest at a rate of 6% a year with maturity date two years from issuance.

The Convertible Promissory Note could be converted or redeemed as follows (i) automatically converted in a qualified Series B financing transaction from which the Company would receive total gross proceeds of not less than $5.0 million at a conversion price equal to 85% of the per share price paid by investors for such securities, (ii) automatically converted upon initial public offering at a conversion price equal to 85% of the per share price off common stock in the initial public offering, (iii) optionally converted into Series A-3 preferred stock if a change in control, initial public offering, or qualified Series B financing had not occurred prior to the maturity date at a price equal to an amount determined by dividing $140 million by the fully diluted capitalization of the Company at the time of conversion, or (iv) repaid upon a change in control for an amount equal to the issue price plus accrued and unpaid interest or an amount as would have been payable if the noteholders had optionally converted into shares of Series A-3 preferred stock. The Convertible Promissory Note was converted in March 2021 in connection with the Series B financing.

The Convertible Promissory Note is accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15, Derivatives and Hedging - Embedded Derivatives (“ASC 815-15”). Under ASC 815-15, an feature is required to be bifurcated if all three conditions are met: (1) economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument which the same terms as the embedded derivative would be considered a derivative instrument subject to derivative accounting (the initial net investment for the hybrid instrument should not be considered to be the initial net investment for the embedded derivative. The Company bifurcated certain features that were required to be accounted separately for as a single embedded derivative. The initial fair value of this derivative of $1.8 million was recorded as a liability, and as a reduction to the carrying value of the Convertible Promissory Note. The Company also incurred approximately $36,000 of issuance costs related to the Convertible Promissory Note, which were also recorded as a reduction to the Convertible Promissory Note on the balance sheet.

The debt discount comprised of the initial fair value of the derivative liability and the issuance costs is amortized using the effective interest method over the two-year contractual term of the Convertible Promissory Note and presented as a direct reduction of the debt liability. The debt discount was being amortized at an effective interest rate of 23.8%.

Total Convertible Promissory Note consisted of the following (in thousands):

December 31, 2020
Principal amount	$6,500
Discount related to the derivative liability and issuance costs	(1,553)
Net carrying amount of Convertible Promissory Note	$4,947

Interest expense incurred in connection with the Convertible Promissory Note consisted of the following year ended December 31 (in thousands):

	December 31,
	2021	2020
Coupon interest at 6%	$86	$143
Accretion of discount and amortization of issuance costs	177	274
Total interest expense on Convertible Promissory Note	$263	$417

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the Convertible Promissory Note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock at an issuance price of $2.39846 per share. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0.8 million in other expense in the statements of operations and comprehensive loss for the year ended December 31, 2021 which included the unamortized debt issuance costs.

8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Prior to its conversion into common stock in connection with the Company’s IPO in August 2021, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance. Convertible preferred stock authorized and issued and its principal terms as of December 31, 2020 consisted of the following ($ amounts in thousands):

	Share Authorized and Outstanding	Shares Issued and Outstanding	Shares of Common Stock Issuable upon Conversion	Aggregate Liquidation Preference	Carrying Value
Series A-1	49,089,955	27,249,085	6,557,031	$26,200	$25,912
Series A-2	4,949,794	4,949,794	1,191,082	3,807	4,150
Total	54,039,749	32,198,879	7,748,113	$30,007	$30,062

In February 2021, the Company triggered a milestone closing associated with its Series A-1 convertible preferred stock resulting in the issuance of 21,944,874 shares.

In March 2021, before the Company effected a 1-for-4.1557 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock in July 2021, the Company entered into a convertible preferred stock purchase agreement for the issuance of 35,764,462 shares of Series B convertible preferred stock, $0.0001 par value per share, of which 32,958,612 shares of Series B-1 and 2,805,850 shares of Series B-2 were issued. The Series B convertible preferred stock financing resulted in net cash proceeds of $92.7 million, net of $0.35 million in issuance costs from the sale of

32,958,612 shares of Series B-1 convertible preferred stock at a price of $2.82172 per share. In addition, the Convertible Promissory Note of $6.5 million that the Company issued in August 2020, including accrued interest as of the date of conversion of $0.2 million, was converted into 2,805,850 shares of Series B-2 convertible preferred stock on March 19, 2021 at 85% of the offering’s share price.

In connection with the Company’s IPO in August 2021, all outstanding shares of the convertible preferred stock converted into 21,634,898 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of the closing of the IPO.

In addition, on August 2, 2021, the Company amended and restated its certificate of incorporation to authorize 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of December 31, 2021.

Equity Incentive Plans

In 2017, the Company established a stock option plan (the “2017 Plan”) under which incentives may be granted to officers, employees, directors, consultants and advisors. Awards under the 2017 Plan may consist of restricted stock and incentive and non-qualified stock options to purchase shares of common stock of the Company.

During 2021, the Company’s stockholders approved the 2021 Incentive Plan (the “2021 Plan”), which became effective in July 2021. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan is 4,600,000 shares; plus the shares of common stock remaining available for issuance under the 2017 Plan as of the effective date of the 2021 Plan, as well as any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. The number of shares initially available for issuance increases annually on January 1 of each calendar year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 5% of the shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by our board of directors. The reserve for the 2021 Plan increased by 5%, or 1,971,455 shares, effective January 1, 2022. No more than 50,000,000 shares of common stock may be issued under the 2021 Plan upon the exercise of incentive stock options.

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

A summary of the status of the options issued under the Company’s equity incentive plans as of December 31, 2021, and information with respect to the changes in options outstanding is as follows:

	Option Pool Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	541,411	641,427	$0.84	9.02	$—
Authorized increase in plan shares	22,634,965	—	—	—	—
Granted	(6,177,633)	6,177,633	8.52	—	—
Exercised (including early)	—	(227,333)	0.84	—	$1,012,104
Balance at December 31, 2021	16,998,743	6,591,727	$8.04	9.26	$101,725,631
Vested and expected to vest as of December 31, 2021		6,591,727	$8.04	9.26	$101,725,631
Vested and exercisable at December 31, 2021		826,952	$5.71	9.05	$14,199,668

Exercisable options in the table above reflect the number of options vested as of the date reported. The 2021 Plan permits early exercises of options. Cash received for early exercise of unvested options is recognized as an other noncurrent liability in the accompanying balance sheet and totaled $0.2 million at December 31, 2021.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of December 31, 2021.

During the year ended December 31, 2021, the Company granted 6,177,633 options, with a grant date fair value of $48.3 million. During the year ended December 31, 2020, the Company granted 271,405 options, with a grant date fair value of $0.3 million. The weighted-average grant date fair value of employee option grants during the years ended December 31, 2021 and 2020 were $8.52 and $1.06 per share, respectively.

During the year ended December 31, 2021, the Company granted 388,500 restricted stock unit ("RSU") awards, with a grant date fair value of $10.1 million. The weighted-average grant date fair value of RSU awards during the year ended December 31, 2021 was $25.96. All RSU awards granted during the year ended December 31, 2021 were nonvested as of December 31, 2021. There were no RSU awards granted during the year ended December 31, 2020.

Common Stock

As of December 31, 2021 and 2020, of the 500,000,000 and 78,000,000 authorized shares of common stock, respectively, 39,429,103 and 3,596,936 shares were issued, respectively, and 39,175,279 and 2,639,026 shares were outstanding, respectively.

As of December 31, 2021 and 2020, the Company had 2,347,629 shares of restricted common stock that had been issued to members of management at a price of $0.004 per share, and 269,694 shares of common stock that had been issued to a university in connection with obtaining a licensing agreement.

At December 31, 2021 and 2020, 2,347,629 and 1,995,314 shares of the restricted common stock have vested, respectively. At December 31, 2021, no shares were subject to vesting conditions.

Common stock reserved for future issuance consisted of the following:

As of December 31,
2021
Common stock options and restricted stock units granted and outstanding	6,980,227
Shares available for issuance under the equity incentive plans	8,187,715
Shares available for issuance under the 2021 Employee Stock Purchase Plan	1,183,394
Total common stock reserved for issuance	16,351,336

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the 2021 Employee Stock Purchase Plan, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$2,710	$137
General and administrative	26,321	120
Total	$29,031	$257

The Company recognizes compensation expense for options and RSU awards granted to employees and the board of directors based on their grant date fair value. The compensation expense is recognized over the vesting period of 4 years on a straight-line basis.

The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants issued during years ended were as follows:

	Year Ended December 31,
	2021	2020
Risk-free rate of interest	0.63%-1.34%	0.31%-1.40%
Expected term (years)	5.77 - 6.08 years	5.90 - 6.08 years
Expected stock price volatility	84.2% - 90.9%	80.2% - 86.4%
Dividend yield	0%	0%

As of December 31, 2021, the unrecognized compensation cost related to outstanding stock options and RSU awards was $39.4 million and $9.0 million, respectively and is expected to be recognized as expense over a weighted-average period of approximately 3.41 years.

On August 4, 2021, as a result of the death of Tadataka (Tachi) Yamada, M.D., the Company's former Chairman, the Company's Board of Directors decided to accelerate the vesting of all of Dr. Yamada's previously unvested stock options as of the date of his death. The Company accelerated the vesting of 611,639 stock options, with exercise prices ranging from $0.83 to $5.90 per share, resulting in incremental non-cash, stock-based compensation of $21.0 million being recorded in 2021 as general and administrative expense.

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP is 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increases on January 1, 2022 and each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 1% or 394,291 shares, on January 1, 2022. As of December 31, 2021, 16,606 shares have been purchased by employees under the ESPP. Stock-based compensation expense related to the ESPP for the year ended December 31, 2021 was $0.1 million.

9. Income Taxes

The reconciliations of the U.S. statutory federal income tax rates to the Company's effective tax rates were as follows:

	Year Ended December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments for the tax effects of:
State income taxes, net of federal tax	1.0	0.6
Other permanent differences	(0.4)	(0.3)
Research and development tax credits	3.1	3.8
Research and development credit permanent adjustment	(0.6)	(1.3)
Stock-based compensation	(1.6)	(0.3)
Uncertain tax positions	(0.8)	(1.0)
Change in valuation allowance	(21.7)	(22.5)
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$12,623	$4,549
Research and development credits	2,349	790
Deferred revenue	126	515
Stock-based compensation	5,192	—
Other	533	226
Total deferred tax assets	20,823	6,080
Less: deferred tax liabilities	(280)	(3)
Less: valuation allowance	(20,543)	(6,077)
Net deferred tax assets	$—	$—

Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020. Utilization of the net operating loss carryforwards is dependent on future taxable income. As such, realization is not assured, and a valuation allowance has been established.

The valuation allowance for deferred tax assets was approximately $20.5 million as of December 31, 2021, an increase of $14.4 million during the year ended December 31, 2021. The Company has total net operating loss carryforwards for U.S. federal income tax and state purposes of approximately $57.0 million and $11.9 million, respectively, as of December 31, 2021 which begin to expire in 2037 and 2035, respectively. Federal net operating losses generated after January 1, 2018 will be carried forward indefinitely. The Company has federal research and development tax credit carryforwards of approximately $3.0 million as of December 31, 2021, which begin to expire in 2037. Additionally, the Company has state research and development credit carryforwards of approximately $168,000 as of December 31, 2021, which carryforward indefinitely. The operating loss carryforwards and research and development tax credits may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382 and 383.

The Company files federal and state income tax returns. The Company is not currently under examination but is open to audit by the I.R.S. and state tax authorities for tax years beginning in 2017. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2021, there are no penalties or accrued interest recorded in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits, beginning of year	$263	$84
Additions based on tax positions relating to current year	495	242
Additions based on tax positions relating to prior year	—	—
Reductions for positions of prior years	—	(63)
Unrecognized tax benefits, end of year	$758	$263

The Company does not believe it is reasonably possible that its unrecognized tax benefits will change materially in the next twelve months.

10. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company did not make any contributions to the plan during 2021 or 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item and not set forth below will be set forth in the sections titled "Election of Directors and Executive Officers" contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2021 (the Proxy Statement) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at https://investors.icosavax.com/. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement in the section titled "Executive and Director Compensation" contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth in the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Executive and Director Compensation" contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be set forth in the sections titled "Certain Related-Person Transactions" and "Information Regarding the Board of Directors and Corporate Governance" contained in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be set forth in the section titled "Ratification of Selection of Independent Registered Public Accounting Firm" contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

1.
All financial statements

The financial statements of Icosavax, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report beginning on page F-1.

2.
Financial Statement schedules

None.

3.
Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/2/2021	3.1
3.2	Amended and Restated Bylaws	8-K	8/2/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	7/22/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2021, by and among the Registrant and certain of its stockholders	S-1/A	7/22/21	4.2
4.3	Description of Registered Securities				X
10.1#	Icosavax, Inc. 2021 Incentive Award Plan, form of stock option agreement thereunder, and form of restricted stock unit agreement	S-1/A	7/22/21	10.2
10.2#	Icosavax, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/22/21	10.3
10.3#	Non-Employee Director Compensation Program	S-1/A	7/22/21	10.4
10.4#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Adam Simpson and the Registrant	S-1/A	7/22/21	10.12
10.5#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Douglas Holtzman, Ph.D. and the Registrant	S-1/A	7/22/21	10.13
10.6#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Niranjan Kanesa-Thasan, M.D. and the Registrant	S-1/A	7/22/21	10.14
10.7#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Cassia Cearley and the Registrant	S-1/A	7/22/21	10.15
10.8#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Charles Richardson, Ph.D. and the Registrant	S-1/A	7/22/21	10.16
10.9#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Thomas J. Russo and the Registrant	S-1/A	7/22/21	10.17
10.10#	Employment Letter Agreement, dated August 9, 2021, by and between Elizabeth Bekiroglu and the Registrant	10-Q	11/15/21	10.10
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1	7/7/2021	10.18

10.12†	Exclusive License Agreement, dated June 29, 2018, between the Registrant and University of Washington, as amended	S-1	7/7/2021	10.19
10.13†	License and Exclusive Option Agreement, dated July 2, 2020, between the Registrant and University of Washington, as amended	S-1	7/7/2021	10.20
10.14†	Non-Exclusive Patent License Agreement, dated June 28, 2018, between the Registrant and National Institute of Allergy and Infectious Diseases, as amended	S-1	7/7/2021	10.21
10.15†	Grant Agreement, dated September 24, 2020, between the Registrant and the Bill & Melinda Gates Foundation, as amended	S-1	7/7/2021	10.22
10.16†	Global Access and Price Commitment Agreement, dated February 17, 2021, between the Registrant and the Bill & Melinda Gates Foundation	S-1	7/7/2021	10.23
10.17†	Patent License Agreement, dated June 2, 2021, between the Registrant and the University of Texas at Austin	S-1	7/7/2021	10.24
10.18†^	Lease Agreement, dated December 15, 2021, by and between Boren Lofts Owner (DE) LLC				X
10.19†	Non-Exclusive License Agreement, dated September 16, 2021, by and between the University of Washington and the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted for confidentiality purposes.

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

^ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOSAVAX, INC.

Date: March 30, 2022	By:	/s/ Adam Simpson
Adam Simpson
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Adam Simpson Adam Simpson	Chief Executive Officer and Director (principal executive officer)	March 30, 2022

/s/ Thomas Russo, CFA Thomas Russo, CFA	Chief Financial Officer principal financial and accounting officer)	March 30, 2022

/s/ Mark McDade Mark McDade	Chairman	March 30, 2022

/s/ Elisha P. Gould III Elisha P. Gould III	Director	March 30, 2022

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 30, 2022

/s/ Heidi Kunz Heidi Kunz	Director	March 30, 2022

/s/ John Shiver, Ph.D. John Shiver, Ph.D.	Director	March 30, 2022

/s/ Ann Veneman Ann Veneman	Director	March 30, 2022