Form 10-Q
period 2022-03-31
Icosavax, Inc.
filed 2022-05-16
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 9, 2022, the registrant had 39,726,829 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICOSAVAX, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$261,357	$279,082
Restricted cash	1,061	1,642
Prepaid expenses and other current assets	7,681	5,829
Total current assets	270,099	286,553
Right-of-use assets – operating leases	3,309	—
Property and equipment, net	3,237	1,076
Total assets	$276,645	$287,629
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,019	$3,899
Accrued and other current liabilities	7,448	4,757
Current portion of operating lease liabilities	530	—
Deferred revenue	—	582
Total current liabilities	13,997	9,238
Operating lease liabilities, net of current portion	2,964	—
Other noncurrent liabilities	144	171
Total liabilities	17,105	9,409
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 39,724,867 and 39,429,103 shares issued as of March 31, 2022 and December 31, 2021, respectively; 39,524,526 and 39,175,279 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	377,137	372,284
Accumulated deficit	(117,602)	(94,069)
Total stockholders' equity	259,540	278,220
Total liabilities, convertible preferred stock and stockholders' equity	$276,645	$287,629

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Grant revenue	$582	$2,001
Operating expenses:
Research and development	17,913	5,553
General and administrative	6,322	1,091
Total operating expenses	24,235	6,644
Loss from operations	(23,653)	(4,643)
Other income (expense):
Change in fair value of embedded derivative liability	—	(205)
Loss on extinguishment of convertible promissory note	—	(754)
Interest and other	120	(249)
Total other income (expense)	120	(1,208)
Net loss and comprehensive loss	$(23,533)	$(5,851)
Net loss per share, basic and diluted	$(0.60)	$(2.11)
Weighted-average common shares outstanding, basic and diluted	39,401,805	2,769,962

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	39,175,279	$5	$372,284	$(94,069)	$278,220

Shares released from restriction upon vesting of early-exercised stock options	—	—	53,483	—	27	—	27
Exercise of common stock options	—	—	295,764	—	276	—	276
Stock-based compensation	—	—	—	—	4,550	—	4,550
Net loss and comprehensive loss	—	—	—	—	—	(23,533)	(23,533)
Balance at March 31, 2022	-	$-	39,524,526	$5	$377,137	$(117,602)	$259,540

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	32,198,879	$30,062	2,639,026	$2	$393	$(27,098)	$(26,703)
Issuance of Series A-1 convertible preferred stock for cash of $0.9615 per share net of $0.1 million of issuance costs	21,944,874	21,005	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock for cash of $2.82172 per share net of $0.3 million in issuance costs	32,958,612	92,654	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock from convertible note	2,805,850	7,917	—	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	100,238	—	63	—	63
Exercise of common stock options	—	—	35,143	—	29	—	29
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—
Stock-based compensation	—	—	—	—	276	—	276
Net loss and comprehensive loss	—	—	—	—	—	(5,851)	(5,851)
Balance at March 31, 2021	89,908,215	$151,638	2,891,776	$2	$761	$(32,949)	$(32,186)

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(23,533)	$(5,851)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,550	276
Depreciation	43	1
Non-cash lease expense	185	—
Non-cash interest expense	—	264
Change in fair value of embedded derivative liability	—	205
Loss on extinguishment of convertible promissory note	—	754
Changes in operating assets and liabilities:
Prepaids and other current assets	(1,852)	436
Accounts payable	1,038	(205)
Accrued and other current liabilities	2,691	(761)
Deferred revenue	(582)	699
Net cash used in operating activities	(17,460)	(4,182)
Investing activities:
Purchases of property and equipment	(1,122)	(134)
Net cash used in investing activities	(1,122)	(134)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	113,659
Proceeds from exercise of stock options, including early exercise	276	120
Net cash provided by financing activities	276	113,779
Net (decrease) increase in cash and restricted cash	(18,306)	109,463
Cash and restricted cash at beginning of period	280,724	15,498
Cash and restricted cash at end of period	$262,418	$124,961

Supplemental disclosure of noncash activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,224	$—
Right-of-use assets and lease liabilities recognized upon commencement of lease	$3,370	$—
Conversion of convertible note (including accrued interest) and derivative liability for Series B-2 convertible preferred stock	$—	$7,917
Deferred offering costs included in accounts payable and accrued and other current liabilities	$—	$81
Issuance costs and amounts payable for convertible preferred stock included in accounts payable and accrued liabilities	$—	$163

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

The Company’s business involves inherent risks. These risks include, among others, dependence on key personnel, licensors and third-party service providers, patentability of the Company’s products and processes, the immunogenicity, efficacy and safety of the Company’s vaccine candidates and the potential of the Company’s novel vaccine technology platform. In addition, any of the Company’s vaccine candidates, and the Company’s vaccine technology platform, could become obsolete or diminished in value by discoveries and developments at other organizations.

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

Liquidity

The Company had an accumulated deficit of $117.6 million, cash of $261.4 million, and restricted cash of $1.1 million at March 31, 2022.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these condensed financial statements are issued.

The Company has devoted substantially all its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for its ongoing and planned preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to March 31, 2022, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K (the "Annual Report") that the Company filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

Use of Estimates

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” of the Company’s audited financial statements for the year ended December 31, 2021 included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in those audited financial statements.

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

Derivative Liability, Convertible Notes Discount and Amortization

The Company’s convertible note (see Note 7) had conversion and redemption features that met the definition of an embedded derivative and were therefore subject to bifurcation and derivative accounting. The initial recognition of the fair value of the derivative resulted in a discount to the convertible note, with a corresponding derivative liability. The discount to the convertible note was amortized using the effective interest method. The amortization of the discount is included in interest and other income (expense) in the statements of operations and comprehensive loss. The derivative liability related to these features was recorded at estimated fair value and remeasured on a recurring basis. Any changes in fair value were reflected as change in fair value of derivative liability in the statements of operations and comprehensive loss at each reporting date while such instruments were outstanding. The derivative liability was settled in March 2021 upon conversion of the underlying convertible note into Series B convertible preferred stock, resulting in a loss on extinguishment of the convertible promissory note.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use ("ROU") asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROU assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate lease and non-lease components.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 200,341 and 253,824 shares as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company recorded $0.1 million and $0.2 million respectively, associated with shares issued with repurchase rights as other noncurrent liabilities in the accompanying condensed balance sheets.

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

The Company has not recorded any such liabilities at either March 31, 2022 or December 31, 2021.

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

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(23,533)	$(5,851)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,602,146	3,674,126
Less: Weighted average unvested common stock	(200,341)	(904,164)
Weighted average shares used to compute net loss per share, basic and diluted	39,401,805	2,769,962
Net loss per share, basic and diluted	$(0.60)	$(2.11)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of March 31,
	2022	2021
Series A convertible preferred stock	—	54,143,753
Series B convertible preferred stock	—	35,764,462
Common stock options and restricted stock units	8,525,522	1,717,446
Unvested common stock	200,341	849,884
Total	8,725,863	92,475,545

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

Recently Issued Accounting Standards

There were no recently issued accounting standards that the Company believes have had or will have a material impact on its financial position or results of operations.

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

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

No transfers between levels have occurred during the periods presented.

There were no assets or liabilities measured at fair value on a recurring basis as of either March 31, 2022 or December 31, 2021.

As further described in Note 7, the Company issued a convertible promissory note in August 2020. The convertible promissory note contained certain features that met the definition of a derivative and were required to be bifurcated. The Company accounted for these as a single derivative comprising all the features requiring bifurcation. The fair value of the derivative liability was estimated using a scenario-based analysis comparing the probability-weighted present value of the convertible promissory note payoff at maturity with and without the bifurcated features. The Company considered possible outcomes available to the noteholders, including various financing dissolution scenarios. In addition, the probabilities applied to various scenarios, the time to liquidity for each scenario, and the discount rate were the key unobservable inputs.

The following table summarizes information about the significant unobservable inputs used in the fair value measurements for the derivative liability:

March 19, 2021
Probability of financing	100%
Probability of dissolution	—
Time to liquidity (years)	—
Discount rate	7.6%

The Company adjusted the carrying value of the derivative liability within the convertible promissory note to the estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of derivative liability in the statements of operations and comprehensive loss. For the three months ended March 31, 2021, the Company recognized $0.2 million of other income in the statements of operations and comprehensive loss related to increases in the fair value of the embedded derivative liability.

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the convertible promissory note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0.8 million in other expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2021, which included the derecognition of unamortized debt issuance costs.

The following table provides a reconciliation of the fair value of the derivative liability using Level 3 significant unobservable inputs (in thousands):

Derivative Liability
Fair value at December 31, 2020	$(1,604)
Change in fair value of embedded derivative liability	(205)
Reclassification of derivative liability into convertible preferred stock resulting from conversion of convertible promissory note	1,809
Fair value at March 31, 2021	$—

4. Grant Agreement

Bill & Melinda Gates Foundation Grant Agreement

In support of the Company’s development of its IVX-411 COVID-19 vaccine for pandemic use, in September 2020, the Company entered into the grant agreement (the “Grant Agreement”) with the Bill & Melinda Gates Foundation (“BMGF”), under which it was awarded a grant totaling up to $10.0 million (the “Grant”). The Grant supported development activities, including the Company’s regulatory filing preparations and its Phase 1/2 clinical trial of IVX-411. The Grant terminated in accordance with its terms on March 31, 2022. Concurrent with and in connection with the Grant Agreement, the Company entered into a Global Access Commitments Agreement (“GACA”) with BMGF. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of its IVX-411 COVID-19 vaccine for pandemic use available and accessible at affordable pricing to people in certain low- and middle-income countries, if the vaccine is commercialized.

Payments received in advance that were related to future performance were deferred and recognized as revenue when the research and development activities were performed. Cash payments received under the Grant Agreement were restricted as to their use until eligible expenditures were incurred.

At March 31, 2022, the Company had no restricted cash and deferred revenue, and at December 31, 2021, had $0.6 million of restricted cash and deferred revenue, representing funds received from BMGF and the Company's estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

During the three months ended March 31, 2021, the Company received $2.7 million in funding from BMGF. The Company received no funding from BMGF during the three months ended March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company recognized revenue from the Grant Agreement of $0.6 million and $2.0 million, respectively. The Company had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through March 31, 2022, the Company has recognized $10.0 million in revenue since the inception of the Grant Agreement.

5. Additional Balance Sheet Information

Accrued and other current liabilities consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Taxes payable	$35	$—
Accrued paid time off	480	342
Accrued bonus	729	2,216
Other accrued liabilities	5,759	1,977
Accrued 401k	213	156
ESPP liability	232	66
Total accrued and other current liabilities	$7,448	$4,757

6. License Agreements

License Agreement with the National Institutes of Health

The Company is a party to a non-exclusive patent license agreement (as amended, the “NIH Agreement”) with a U.S. government entity, the National Institutes of Health, represented by National Institute of Allergy and Infectious Disease (“NIAID”), which was originally entered into in June 2018. Under the NIH Agreement, the Company obtained a non-exclusive, worldwide, royalty-bearing, sublicensable license under certain NIAID patent rights, and transfer of know-how and biological materials for use in adjuvanted or non-adjuvanted vaccines for the prevention, cure, or treatment of RSV and metapneumovirus (hMPV) infection in humans.

Under the NIH Agreement, the Company is required to use commercially reasonable efforts to meet certain specified development, sales and regulatory milestones related to the licensed products within specified time periods. In consideration of the rights granted to the Company under the NIH Agreement, the Company paid a licensing fee upon execution of the NIH Agreement of $100,000, and will pay annual minimum royalty payments starting in the second year after the initial sale of each licensed product which can be credited against any earned royalties due for sales made in the year. The Company is obligated to pay aggregate potential milestone payments of up to $8.6 million with respect to future development and commercial milestones. Additionally, the Company has agreed to pay a tiered royalty of a low single digit percentage on net sales of all products applicable to the license. Additional royalties would be due in connection with sublicenses. The Company’s royalty obligations continue for each licensed product for so long as licensed patent rights exist and have not expired, been revoked, lapsed, or held unenforceable.

The NIH Agreement will terminate upon the last expiration of the patent rights or the Company may terminate the entirety of the agreement upon discontinuation of development or sales of licensed products and provision of written notice thereof to NIH.

The Company made no payments associated with the license during the three months ended March 31, 2022, and during the three months ended March 31, 2021, the Company paid a negligible amount in fees associated with the license, which were recorded as research and development expenses.

License Agreements with University of Washington

License Agreement with respect to RSV and Other Pathogens

The Company is a party to an exclusive license agreement with the University of Washington (“UW”), originally entered into in June 2018 (as amended, the “UW 2018 Agreement”). Under the UW 2018 Agreement, UW granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents, or licensed products, for the prophylactic and/or therapeutic treatment of RSV infection and five other infectious diseases. UW also granted the Company a non-exclusive, worldwide license under certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to the Company’s proprietary two-component virus-like-particle technology. The Company’s rights and obligations under the UW 2018 Agreement are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to Howard Hughes Medical Institute ("HHMI"), and certain other limited rights retained by UW.

The Company issued 192,276 shares of common stock on August 1, 2018 in exchange for the UW 2018 Agreement’s exclusive license. The shares issued were recorded at their estimated fair value, which is de minimis, with the related expense classified as research and development in 2018.

Under the UW 2018 Agreement, the Company is required to use commercially reasonable efforts to meet certain specified development, sales and regulatory milestones related to the licensed products within specified time periods. In consideration of the rights granted to the Company under the UW 2018 Agreement, the Company is required to pay an annual maintenance fee in the mid four figures starting in 2020. Additionally, the Company is required to pay minimum annual royalties following the first year after commercial sale of each licensed product. There are milestone payments due upon the completion of certain development, regulatory, and commercial milestones for licensed products in the future. The aggregate potential milestone payments for future development, regulatory, and sales-based milestones are $1.35 million per indication, up to a maximum of $8.1 million in total milestone payments. Additionally, the Company has agreed to pay a royalty of a low single digit percentage on net sales of all licensed products. Additional royalties would be due in connection with sublicenses. The Company’s royalty obligations continue for each licensed product for so long as licensed patent rights exist and have not expired, been revoked, lapsed, or held unenforceable.

Unless terminated earlier, the UW 2018 Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2041, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW 2018 Agreement if the Company breaches or fails to perform one of its material duties under the UW 2018 Agreement and the Company is unable to remedy the default within an agreed upon time period that can be extended by UW. The Company may terminate the UW 2018 Agreement at will with prior written notice to UW.

Option and License Agreement with Respect to COVID-19

The Company is also a party to an option and license agreement, originally entered into in July 2020 (as amended, the “UW 2020 Agreement”). Under the UW 2020 Agreement, UW granted the Company a non-exclusive, worldwide (excluding South Korea), sublicensable license under certain UW patents to make, use, sell, offer to sell, import, or otherwise exploit any product covered by the licensed patents for the prophylactic and/or therapeutic treatments of SARS-CoV-2 infection. Under an option exercised by the Company, UW granted the Company an exclusive license under the licensed patents for the United States, Canada, Mexico, and Europe (including Switzerland and the United Kingdom) starting in 2025. UW also granted the Company a non-exclusive, worldwide license under certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs. The Company’s rights and obligations under the UW 2020 Agreement are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to HHMI, and certain other limited rights retained by UW.

Under the UW 2020 Agreement, the Company is required to use commercially reasonable efforts to meet certain specified development, sales and regulatory milestones related to the licensed products within specified time periods. The Company has agreed to pay a royalty of a low single digit percentage on net sales of all products applicable to the license. However, the Company will not be required to pay royalties on net sales of any licensed product under the UW 2020 Agreement if the Company is required to pay royalties on net sales under the UW 2018 Agreement. Additional royalties would be due in connection with sublicenses and milestones. The Company’s royalty obligations continue for each licensed product for so long as licensed patent rights exist and have not expired, been revoked, lapsed, or held unenforceable.

Unless terminated earlier, the UW 2020 Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2041, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW 2020 Agreement if the Company breaches or fails to perform one of its material duties under the UW 2020 Agreement and the Company is unable to remedy the default within an agreed upon time period that can be extended by UW. The Company may terminate the UW 2020 Agreement at will with prior written notice to UW.

During the three months ended March 31, 2022 and 2021, the Company paid negligible amounts in fees associated with the 2018 and 2020 Agreements.

License Agreement with Respect to Influenza

The Company is a party to a license agreement with UW ("UW Flu License Agreement") entered into in September 2021. Pursuant to the UW Flu License Agreement, UW granted the Company a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents ("Licensed Flu Products"), for the prophylactic and/or therapeutic treatment of influenza. UW also granted the Company a non-exclusive, worldwide license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to the Company's proprietary two-component virus-like-particle technology and nanoparticle-based influenza virus vaccines. The United States federal government and HHMI have similar rights under the UW Flu License Agreement and the UW 2018 Agreement described above in “License Agreement with respect to RSV and Other Pathogens".

The Company is obligated to use commercially reasonable efforts to commercialize Licensed Flu Products, and to initiate a clinical trial with respect to such Licensed Flu Products by a specified date in 2025. If the Company is unable to initiate a clinical trial by the specified date and cannot agree with UW to modify such obligation or does not cure by meeting such obligation, then UW may terminate the UW Flu License Agreement.

Under the UW Flu License Agreement, the Company paid UW a one-time upfront license fee, and after September 2023 and for the remainder of the term of the UW Flu License Agreement, the Company is required to pay tiered minimum annual fees ranging from the mid four figures to the mid five figures, with such fees creditable against royalty payments. The Company is required to pay UW up to an aggregate of $6.4 million for payments related to development and commercial milestones. The Company is also required to pay UW a fixed, low single-digit percentage royalty on net sales of Licensed Flu Products by the Company and its sublicensees, subject to certain reductions if the Company is required to pay for third-party intellectual property rights in order to commercialize the Licensed Flu Products. The Company is not obligated to pay duplicate royalties on net sales of any Licensed Flu Products if the Company is already required to pay a royalty on such net sales under the UW 2018 Agreement and the UW 2020 Agreement.

Unless terminated earlier, the UW Flu License Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2041, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW Flu License Agreement if the Company breaches or fails to perform one of its material duties under the UW Flu License Agreement and is unable to remedy the default within an agreed upon time period that can be extended by UW. The Company can terminate the UW Flu License Agreement at will with prior written notice to UW.

During the three months ended March 31, 2022, the Company paid a negligible amount in fees associated with the UW Flu License Agreement.

License Agreement with the University of Texas

The Company is a party to an exclusive patent license agreement with the University of Texas at Austin (“UT”) with respect to its hMPV antigen utilized in the IVX-A12 program (the “UT Agreement”). The UT Agreement was entered into in June 2021. Under the UT Agreement, UT granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under certain patent rights, to use licensed know-how for prevention, cure, amelioration or treatment of respiratory disease caused by metapneumovirus infection in all vaccine fields, excluding up to one mRNA-based vaccine.

The Company is obligated to pay aggregate potential milestone payments of up to $4.6 million with respect to future development and commercial milestones.

Unless terminated earlier, the UT Agreement will remain in effect until all the licensed patent rights have expired. The Company may terminate the UT Agreement with prior written notice to UT. UT may terminate the UT Agreement in whole or in part, or narrow the vaccine field, reduce the territory, or convert the license from exclusive to non-exclusive if the Company: (i) fails to meet its payment obligations, (ii) commits an uncured breach, (iii) commits three or more cured breaches within a specified time period, (iv) challenges the validity, enforceability, or scope of the licensed patent rights, or (v) undergoes certain insolvency-related events.

During the three months ended March 31, 2022, the Company paid a negligible amount in fees associated with the UT Agreement.

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

The Convertible Promissory Note was accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15, Derivatives and Hedging - Embedded Derivatives (“ASC 815-15”). Under ASC 815-15, an embedded feature is required to be bifurcated if all three conditions are met: (1) economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract, (2) the hybrid instrument is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (3) a separate instrument which the same terms as the embedded derivative would be considered a derivative instrument subject to derivative accounting (the initial net investment for the hybrid instrument should not be considered to be the initial net investment for the embedded derivative). The Company bifurcated certain features that were required to be accounted for separately as a single embedded derivative. The initial fair value of this derivative of $1.8 million was recorded as a liability, and as a reduction to the carrying value of the Convertible Promissory Note. The Company also incurred a negligible amount of issuance costs related to the Convertible Promissory Note, which were also recorded as a reduction to the Convertible Promissory Note on the condensed balance sheet.

The debt discount comprised the initial fair value of the derivative liability and the issuance costs, and was amortized using the effective interest method over the two-year contractual term of the Convertible Promissory Note and presented as a direct reduction of the debt liability. The debt discount was being amortized at an effective interest rate of 23.8%.

Interest expense incurred in connection with the Convertible Promissory Note consisted of the following (in thousands):

Three Months Ended March 31, 2021
Coupon interest at 6%	$86
Accretion of discount and amortization of issuance costs	177
Total interest expense on Convertible Promissory Note	$263

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the Convertible Promissory Note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock at an issuance price of $2.39846 per share. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0.8 million in other expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2021, which included the unamortized debt issuance costs.

8. Leases

In January 2020, and amended in March 2020, the Company entered into a lease agreement for office and laboratory space in Seattle, Washington. The lease agreement is twelve months and provides for renewal options. The monthly base rent is approximately $16,000. The lease agreement is considered short-term and therefore, no right-of-use asset or lease liability has been recorded.

In December 2021, the Company entered into a lease agreement for corporate office and laboratory space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The lease agreement provides the Company with an allowance for tenant improvements of $5.3 million that will be reimbursed to the Company or paid on its behalf as construction of improvements occurs. The monthly base rent will be $0.2 million for the first year and will increase by 3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at the first anniversary, and further reduced to $0.7 million at the second anniversary of the lease.

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating leases are as follows ($ in thousands):

	As of March 31, 2022	As of December 31, 2021
ROU assets:
ROU assets - operating leases	$3,309	$—
Lease liabilities:
Current portion of operating lease liabilities	530	—
Noncurrent portion of operating lease liabilities	2,964	—
Total lease liabilities	$3,494	$—
Weighted-average remaining lease term (in years):
Operating leases	5.8	—
Weighted-average discount rate:
Operating leases	8.0%	—

The components of lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$185	$—
Short-term lease costs	141	14
Total lease costs	$326	$14

The maturities of lease liabilities and reconciliation to the present value of lease liabilities are as follows (in thousands):

As of March 31, 2022
2022	$—
2023	2,137
2024	2,201
2025	2,267
2026	2,335
Thereafter	2,405
Total undiscounted lease payments	11,345
Less: lease incentives	(5,301)
Less: imputed interest	(2,550)
Total lease liabilities	3,494
Less: current lease liabilities	(530)
Lease liabilities, net of current portion	$2,964

9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Prior to its conversion into common stock in connection with the Company’s IPO in August 2021, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance. Convertible preferred stock authorized and issued and its principal terms as of March 31, 2021 consisted of the following ($ amounts in thousands):

	Shares Authorized and Outstanding	Shares Issued and Outstanding	Shares of Common Stock Issuable upon Conversion	Aggregate Liquidation Preference	Carrying Value
Series A-1	49,193,959	49,193,959	11,837,711	$47,300	$46,917
Series A-2	4,949,794	4,949,794	1,191,082	$3,807	$4,150
Series B-1	32,958,612	32,958,612	7,930,924	$93,000	$92,654
Series B-2	2,805,850	2,805,850	675,181	$6,730	$7,917
Total	89,908,215	89,908,215	21,634,898	$150,837	$151,638

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

In addition, on August 2, 2021, the Company amended and restated its certificate of incorporation to authorize 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of March 31, 2022.

Common Stock

As of March 31, 2022 and December 31, 2021, of the Company's 500,000,000 authorized shares of common stock, 39,724,867 and 39,429,103 shares were issued, respectively. As of March 31, 2022 and December 31, 2021, shares outstanding, which excludes common stock issued from the early exercise of unvested stock options, were 39,524,526 and 39,175,279, respectively.

Equity Incentive Plans

In 2017, the Company established an equity incentive plan (the “2017 Plan”) under which incentives may be granted to officers, employees, directors, consultants and advisors. Awards under the 2017 Plan consisted of restricted stock and incentive and non-qualified stock options to purchase shares of common stock of the Company.

During 2021, the Company’s stockholders approved the 2021 Incentive Plan (the “2021 Plan”), which became effective in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units ("RSU") and other stock or cash-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan is 4,600,000 shares; plus the shares of common stock remaining available for issuance under the 2017 Plan as of the effective date of the 2021 Plan, as well as any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. The number of shares initially available for issuance increases annually on January 1 of each calendar year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 5% of the shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by our board of directors. The reserve for the 2021 Plan increased by 5%, or 1,971,455 shares, effective January 1, 2022. No more than 50,000,000 shares of common stock may be issued under the 2021 Plan upon the exercise of incentive stock options.

The 2021 Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. All option and service-based RSU awards are subject to a time-based vesting period which will generally be four years. Performance-based RSU awards are subject to vesting conditions based on the achievement of specified milestones related to development of vaccine candidates. Certain option and RSU awards provide for accelerated vesting if there is a change in control or if other contractually specified contingencies are met.

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

Common stock reserved for future issuance consisted of the following:

As of March 31,
2022
Common stock options and restricted stock units granted and outstanding	8,525,522
Shares available for issuance under the equity incentive plans	3,771,600
Shares available for issuance under the 2021 Employee Stock Purchase Plan	777,685
Total common stock reserved for issuance	13,074,807

A summary of the status of the options issued under the Company’s equity incentive plans as of March 31, 2022, and information with respect to the changes in options outstanding is as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	6,591,727	$8.04	9.26
Authorized increase in plan shares	—	—	—	—
Granted	1,258,140	17.48	—	—
Exercised (including early)	(295,764)	0.94	—	$4,290,213
Balance at March 31, 2022	7,554,103	$9.89	9.19	$11,365,470
Vested and expected to vest as of March 31, 2022	7,554,103	$9.89	9.19	$11,365,470
Vested and exercisable at March 31, 2022	1,563,412	$5.99	9.00	$3,058,199

Exercisable options in the table above reflect the number of options vested as of the date reported. The 2021 Plan permits early exercises of options. Cash received for early exercise of unvested options is recognized as an other noncurrent liability in the accompanying balance sheet and totaled $0.1 million at March 31, 2022.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of March 31, 2022.

During the three months ended March 31, 2022, the Company granted 1,258,140 options, with a grant date fair value of $16.5 million. The weighted-average grant date fair value of employee option grants during the three months ended March 31, 2022 was $13.08 per share.

A summary of the status of RSUs issued under the Company’s equity incentive plans as of March 31, 2022, and information with respect to the changes in RSUs outstanding is as follows:

	Service-based RSUs		Performance-based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	388,500	$25.96	—	$—
Granted	522,919	$17.60	60,000	$18.74
Nonvested at March 31, 2022	911,419	$21.16	60,000	$18.74
Expected to vest at March 31, 2022	911,419	$21.16	—	$—

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP is 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increased on January 1, 2022 and each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 1% or 394,291 shares, on January 1, 2022. As of March 31, 2022, 16,606 shares have been purchased by employees under the ESPP. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2022 and 2021 was $0.1 million and $0, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the ESPP has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,687	$113
General and administrative	2,863	163
Total	$4,550	$276

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

The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants issued during years ended were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free rate of interest	1.43%-2.12%	0.53%-0.64%
Expected term (years)	5.77 - 6.08 years	5.48 - 6.12 years
Expected stock price volatility	89.3% - 118.1%	86.0% - 87.9%
Dividend yield	0%	0%

As of March 31, 2022, the unrecognized compensation cost related to outstanding stock options and RSU awards was $52.3 million and $17.3 million, respectively and is expected to be recognized as expense over a weighted-average period of approximately 3.38 years.

10. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2022 or 2021. The Company’s deferred tax assets continue to be reduced by a full valuation allowance.

The Company is subject to income taxes in the United States and its effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company's effective tax rate was 0% for the three months ended March 31, 2022 and 2021. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 and 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2022, the Company determined that, based on an evaluation of the four sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore the Company continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

11. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company did not make any contributions to the plan during the three months ended March 31, 2022 or 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (Quarterly Report) should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K (Annual Report), filed with the Securities and Exchange Commission (SEC), on March 30, 2022.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, potential of our technology, the anticipated timing, costs, design, conduct and results of our ongoing and planned preclinical studies and clinical trials for our vaccine candidates, the timing and likelihood of regulatory filings and approvals for our vaccine candidates, our ability to commercialize our vaccine candidates, if approved, the impact of COVID-19 on our business, the pricing and reimbursement of our vaccine candidates, if approved, the potential to develop future vaccine candidates, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated vaccine development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

We are a biopharmaceutical company leveraging our innovative virus-like particle (VLP) platform technology to develop vaccines against infectious diseases, with an initial focus on life-threatening respiratory diseases. Our VLP platform technology is designed to enable multivalent, particle-based display of complex viral antigens, which we believe will induce broad, robust, and durable protection against the specific viruses targeted. Our pipeline includes vaccine candidates targeting some of the most prevalent viral causes of pneumonia. We are developing these candidates for older adults, a patient population with high unmet need. Our vaccine candidate IVX-A12 is a bivalent candidate, or a mixture of two different VLP candidates. IVX-A12 combines IVX-121, a vaccine candidate designed to target respiratory syncytial virus (RSV), and IVX-241, a vaccine candidate designed to target human metapneumovirus (hMPV). There are currently no vaccines approved for either RSV or hMPV, which are two common causes of pneumonia in older adults. We initiated a clinical trial of IVX-121 in September 2021, with interim topline data expected in June of 2022. Contingent on favorable results from the IVX-121 clinical trial and completion of GMP manufacturing of IVX-241, we plan to submit an investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA) and, thereafter, initiate a clinical trial of our combination vaccine candidate, IVX-A12, in the second half of 2022.

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

We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for our preclinical studies and current and planned clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $340.2 million. In August 2021, we completed our initial public offering (IPO) with the sale of 13,953,332 shares of common stock at an IPO price of $15.00 per share with net proceeds of $190.7 million, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of March 31, 2022, we had cash of $261.4 million and restricted cash of $1.1 million.

We have incurred significant operating losses since inception. Our net loss for the three months ended March 31, 2022 was $23.5 million. As of March 31, 2022, we had an accumulated deficit of $117.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

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

COVID-19

The global COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including its impact on our clinical trial enrollment, trial sites, manufacturers, contract research organizations (CROs) and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic, including the impact of new variants of the virus that causes COVID-19, or a similar health epidemic is highly uncertain and subject to change. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, we are conducting business as usual, with necessary or advisable modifications to employee travel. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the three months ended March 31, 2022 and 2021, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million in support of our development of a COVID-19 vaccine for pandemic use (IVX-411). The Grant Agreement terminated in accordance with its terms on March 31, 2022. We do not currently expect future grant revenues to be a material source of funding.

Operating Expenses

Research and Development

Research and development expenses consist primarily of external and internal costs related to the development of vaccine candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

External costs include:

•
expenses incurred in connection with outsourced research and preclinical studies;
•
expenses incurred in connection with conducting clinical trials and site payments for time and pass-through expenses and expenses incurred under agreements with CROs, other vendors, or service providers engaged to conduct our trials;
•
expenses incurred in connection with manufacturing of our vaccine candidates and related intermediates under agreements with contract development and manufacturing organizations or other service providers;
•
the cost of consultants engaged in research and development related services and the cost to manufacture vaccine candidates for use in our preclinical studies and clinical trials;
•
costs related to regulatory compliance; and
•
the cost of annual license fees and milestone payments under our license agreements.

Internal costs include:

•
employee-related expenses, including salaries, related benefits, travel and stock-based compensation expenses for employees engaged in research and development functions;
•
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

Our future development costs may vary significantly based on factors such as:

•
the number and scope of preclinical and regulatory filing-enabling studies;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible subjects;
•
the number of subjects that participate in the trials;
•
the number of doses evaluated in the trials;
•
the costs and timing of manufacturing our vaccine candidates;
•
the drop-out or discontinuation rates of clinical trial subjects;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of subject participation in the trials and follow-up;
•
the phase of development of the vaccine candidate;
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to the ongoing COVID-19 pandemic; and
•
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

Loss on Extinguishment of Convertible Promissory Note

We recorded a loss on extinguishment of convertible promissory note of $0.8 million during the three months ended March 31, 2021, in connection with the conversion of our convertible promissory note issued in August 2020. See Note 7 to the unaudited condensed financial statements included in this Quarterly Report for more information on this transaction.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Grant revenue	$582	$2,001	$(1,419)
Operating expenses:
Research and development	17,913	5,553	12,360
General and administrative	6,322	1,091	5,231
Total operating expenses	24,235	6,644	17,591
Loss from operations	(23,653)	(4,643)	(19,010)
Other income (expense)
Change in fair value of embedded derivative liability	—	(205)	205
Loss on extinguishment of convertible promissory note	—	(754)	754
Interest and other	120	(249)	369
Total other income (expense)	120	(1,208)	1,328
Net loss and comprehensive loss	$(23,533)	$(5,851)	$(17,682)

Grant Revenue

We recognized revenue from the Grant Agreement of $0.6 million for the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021. We had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through March 31, 2022, we have recognized $10.0 million in revenue since the inception of the Grant Agreement.

Research and Development Expenses

Research and development expenses were $17.9 million for the three months ended March 31, 2022, compared to $5.6 million for the three months ended March 31, 2021. The increase of $12.4 million was due to a $7.3 million increase in direct costs related to preclinical development and manufacturing, a $1.6 million increase in personnel related expenses due to increased headcount to support our development activities, a $1.6 million increase related to non-cash stock-based compensation expense, a $1.5 million increase in direct costs related to clinical development and manufacturing, and a $0.4 million increase in other expenses.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021
RSV-hMPV	$8,456	$2,618
SARS-CoV-2	3,346	1,992
Unallocated research and development expense	6,111	943
Total research and development expense	$17,913	$5,553

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended March 31, 2022, compared to $1.1 million for the three months ended March 31, 2021. The increase of $5.2 million consisted of increased non-cash stock-based compensation expense of $2.7 million, increased personnel-related expenses of $0.9 million, increased professional services, including audit and legal fees, of $0.8 million, increased insurance costs of $0.5 million, and increased other expenses of $0.3 million.

Other Income (Expense)

Other income (expense) was income of $0.1 million for the three months ended March 31, 2022, compared to expense of ($1.2) million for the three months ended March 31, 2021. The $1.3 million change was the result of a loss on extinguishment of convertible promissory note of $0.8 million in 2021, a loss recognized on the change in fair value of derivative liability of $0.2 million, and a decrease in interest expense of $0.3 million.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and may never become profitable. Since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and common stock. In August 2021, we completed our IPO with the sale of 13,953,332 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares, at an IPO price of $15.00 per share with net proceeds of $190.7 million. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of March 31, 2022, we had cash of $261.4 million, restricted cash of $1.1 million and an accumulated deficit of $117.6 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(17,460)	$(4,182)
Investing activities	(1,122)	(134)
Financing activities	276	113,779
Net change in cash and restricted cash	$(18,306)	$109,463

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $17.5 million, consisting primarily of our net loss incurred during the period of $23.5 million adjusted for $4.6 million of non-cash expenses and $1.5 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $4.6 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a $1.9 million increase in prepaids and other current assets, a $3.7 million increase in accounts payable and accrued and other current liabilities, $0.2 million decrease related to operating lease right-of-use assets, and a $0.6 million decrease in deferred revenue.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.2 million, consisting primarily of our net loss incurred during the period of $5.9 million adjusted for $1.5 million of non-cash expenses, and $0.2 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $0.2 million non-cash interest expense, $0.2 million of non-cash expense recognized related to the change in fair value of the derivative liability, $0.3 million in stock-based compensation, and $0.8 million loss on extinguishment of convertible promissory note. The net change in operating assets and liabilities consisted of a $0.7 million increase in deferred revenue and $0.4 million decrease in prepaid and other current assets, partially offset by a $0.9 million decrease in accounts payable and accrued and other current liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.1 million, respectively, for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.3 million consisting of proceeds from exercises of stock options.

Net cash provided by financing activities for the three months ended March 31, 2021 was $113.8 million consisting of $21.0 million in proceeds related to the issuance of Series A-1 convertible preferred stock in February 2021, $92.7 million in proceeds related to the issuance of Series B-1 convertible preferred stock in March 2021, and $0.1 million proceeds from exercises of stock options, including early exercises.

Contractual Obligations and Commitments

As we describe in Note 8 of the accompanying unaudited condensed financial statements, we have a lease agreement for corporate office and laboratory space in Seattle, Washington. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. We expect that lease payments will begin in January 2023, and the monthly base rent will be $0.2 million for the first year and will increase by 3.0% per year over the initial term. In addition, we are obligated to pay for common area maintenance and other costs. The lease agreement provides us with an allowance for tenant improvements of $5.3 million that will be reimbursed to us or paid on our behalf as construction of improvements occurs. Under the terms of the lease agreement, we are required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at the first anniversary, and further reduced to $0.7 million at the second anniversary of the lease.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of March 31, 2022 and 2021, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included as contractual obligations herein.

See the descriptions of these agreements provided above and in the section of the Annual Report titled “Business—Material Agreements” for additional information on these license agreements.

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

We describe our significant accounting policies in Note 2 of the accompanying unaudited condensed financial statements and in Note 2 to the audited financial statements contained in the Annual Report. During the three months ended March 31, 2022, there were no material changes to our significant accounting policies from those described in the Annual Report.

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

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed financial statements for discussion of recent accounting pronouncements, if any.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Quarterly Report and in the Annual Report on Form 10-K that we filed with the SEC on March 30, 2022, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $23.5 million for the three months ended March 31, 2022 and $67.0 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $117.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

In March 2022, we announced that the interim topline results from our ongoing Phase 1/2 clinical trial of IVX-411 showed a level of response that was below our expectations. While we are investigating the potential cause of such results, including evaluating the manufacture, shipment and administration of the product, we may not be able to resolve all ambiguity in such results and we may be unable to identify the root cause or contributing factors for the discordant results and even if we do, such cause or factors, may negatively affect the potential of IVX-411 and our other development programs which are based on our VLP technology platform. In addition, the findings from the investigation into the IVX-411 interim results could also potentially impact our ongoing trial for IVX-121, and the interim topline results for IVX-411 increase the risk that the interim topline results for IVX-121 could also be below expectations and fail to support the differentiation we hope our platform will offer as compared with existing marketed vaccine technologies.

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

In addition, the process of finding subjects may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit subjects to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants as may the seasonal cycles associated with respiratory illnesses such as RSV and influenza and the impacts of the evolving COVID-19 pandemic. If subjects are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, negative perceptions of vaccines generally or of any of our vaccine candidates in particular, the availability of approved or authorized therapies, the effects of the COVID-19 pandemic, or the fact that enrolling in our trials would prevent subjects from taking a different vaccine, or we otherwise have difficulty enrolling a sufficient number of subjects, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of our vaccine candidates may be delayed. For example, while we expect to report interim topline data from our IVX-121 Phase 1/1b trial in Belgium in June 2022, challenges associated with COVID-19 and competing trials made it more difficult than projected to enroll subjects in the older adult arm. Our inability to enroll a specified number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our preclinical studies and clinical trials. Though we have entered into agreements governing their services, we will have limited influence over their actual performance.

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

Further, the COVID-19 pandemic has created a more uncertain regulatory landscape that may adversely impact our ability to receive approvals for our vaccine candidates. For example, it is unclear how the increased population of individuals receiving COVID-19 vaccines will impact the approval processes of other vaccine candidates for COVID-19. In addition, there is a less clearly defined regulatory path for booster vaccines, which may be our target development path for our COVID-19 vaccine candidates, and the rapid evolution of variants in the COVID-19 pandemic may complicate the approval of a vaccine candidate. As of May 2022, the FDA has not provided guidance on the path to regulatory approval for a second generation COVID-19 vaccine in the United States. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our vaccine candidates.

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

Any regulatory approvals that we may receive for our vaccine candidates will require the submission of reports to regulatory authorities, subject us to surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our vaccine candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our vaccine candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, of non-VLP vaccine candidates targeting RSV, hMPV and SARS-CoV-2. For example, GlaxoSmithKline, Pfizer, Bavarian Nordic, Janssen, Moderna, and Meissa are currently developing vaccines against RSV for use in older adults, with several currently in Phase 3 trials. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in clinical trials for pediatric use and Sanofi has announced that it is exploring RSV monovalent and RSV and hMPV combination vaccines for older adults preclinically. Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, Novavax and Medicago along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and Novavax which has a COVID-19/influenza combination vaccine in Phase 1 clinical development. We also compete with companies that have developed VLP technologies targeting COVID-19 and may target RSV or hMPV in the future. These companies include Bavarian Nordic, SpyBiotech, VBI Vaccines, and Medicago. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials and our commercial opportunity.

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

In September 2020, we entered into a grant agreement (Grant Agreement) with the BMGF, pursuant to which BMGF awarded us a grant (the Grant) to help fund our development of a COVID-19 vaccine for pandemic use. We used the Grant to develop IVX-411. The Grant Agreement, along with the Global Access and Price Commitment Agreement (the GACA), which we entered into with BMGF in February 2021, subjects our COVID-19 vaccine candidate IVX-411 to certain pricing requirements in certain geographies, global access requirements and reporting and other covenants to ensure that it is made available by us worldwide and on a nondiscriminatory basis. Such covenants may limit the prices we can charge for IVX-411 in low and middle income countries, and include a license to use certain of our proprietary technology related to IVX-411 for use in low and middle income countries if we do not comply with the Grant Agreement or GACA. Such price limitations or license, if invoked, could limit the prices we charge, or in some cases, restrict our control over the manufacturing and distribution of IVX-411, which could harm our ability to initiate or continue clinical trials of IVX-411, adversely affect the development or commercialization of IVX-411, or otherwise negatively impact our market position.

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

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the United States and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and are continuing to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, we are conducting business as usual, with necessary or advisable modifications to employee travel, and with our employees generally working both remotely and onsite, consistent with safety and applicable guidance. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. To date, we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our vaccine candidates through clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities, and any future epidemic disease outbreaks, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our vaccine candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. For example, with respect to clinical trial recruitment and enrollment specifically, while we expect to report interim topline data from our IVX-121 Phase 1/1b trial in Belgium in June 2022, challenges associated with COVID-19 made it more difficult than projected to enroll subjects in the older adult arm of this trial. COVID-19 pandemic and any future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials.

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

An active, liquid and orderly market for our common stock may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 38% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The biotech sector has experienced particular volatility in the past year. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

None.

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

As of March 31, 2022, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus for the IPO.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/2/2021	3.1
3.2	Amended and Restated Bylaws	8-K	8/2/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	7/22/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2021, by and among the Registrant and certain of its stockholders	S-1/A	7/22/21	4.2
10.1	Icosavax, Inc. Annual Bonus Plan				X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ICOSAVAX, INC.

Date:	May 16, 2022	By:	/s/ Adam Simpson
Adam Simpson
President and Chief Executive Officer
(principal executive officer)

Date:	May 16, 2022	By:	/s/ Thomas Russo, CFA
Thomas Russo, CFA
Chief Financial Officer
(principal financial and accounting officer)