Form 10-Q
period 2022-06-30
Icosavax, Inc.
filed 2022-08-15
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________.

Commission File Number: 001-40655

ICOSAVAX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-3640549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 Boren Avenue, Suite 1000 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 737-0085

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ICVX	Nasdaq Global Select Market

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

As of August 9, 2022, the registrant had 39,885,205 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICOSAVAX, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$108,345	$279,082
Restricted cash	1,061	1,642
Short-term investments	134,459	—
Prepaid expenses and other current assets	4,637	5,829
Total current assets	248,502	286,553
Right-of-use assets – operating leases	3,227	—
Property and equipment, net	7,949	1,076
Total assets	$259,678	$287,629
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,485	$3,899
Accrued and other current liabilities	7,349	4,757
Current portion of operating lease liabilities	1,061	—
Deferred revenue	—	582
Total current liabilities	11,895	9,238
Operating lease liabilities, net of current portion	5,235	—
Other noncurrent liabilities	119	171
Total liabilities	17,249	9,409
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 39,778,530 and 39,429,103 shares issued as of June 30, 2022 and December 31, 2021, respectively; 39,630,397 and 39,175,279 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	382,937	372,284
Accumulated other comprehensive loss	(275)	—
Accumulated deficit	(140,238)	(94,069)
Total stockholders' equity	242,429	278,220
Total liabilities and stockholders' equity	$259,678	$287,629

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant revenue	$—	$1,904	$582	$3,905
Operating expenses:
Research and development	15,820	8,277	33,733	13,830
General and administrative	7,311	2,221	13,633	3,312
Total operating expenses	23,131	10,498	47,366	17,142
Loss from operations	(23,131)	(8,594)	(46,784)	(13,237)
Other income (expense):
Change in fair value of embedded derivative liability	—	—	—	(205)
Loss on extinguishment of convertible promissory note	—	—	—	(754)
Interest and other	495	42	615	(207)
Total other income (expense)	495	42	615	(1,166)
Net loss	$(22,636)	$(8,552)	$(46,169)	$(14,403)
Comprehensive loss:
Unrealized losses on available-for-sale debt securities	(275)	—	(275)	—
Comprehensive loss	$(22,911)	$(8,552)	$(46,444)	$(14,403)
Net loss per share, basic and diluted	$(0.57)	$(2.86)	$(1.17)	$(5.00)
Weighted-average common shares outstanding, basic and diluted	39,594,028	2,985,183	39,524,408	2,878,163

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

					Additional	Accumulated		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	-	$-	39,175,279	$5	$372,284	$-	$(94,069)	$278,220

Shares released from restriction upon vesting of early-exercised stock options	—	—	53,483	—	27	—	—	27
Exercise of common stock options	—	—	295,764	—	276	—	—	276
Stock-based compensation	—	—	—	—	4,550	—	—	4,550
Net loss and comprehensive loss	—	—	—	—	—	—	(23,533)	(23,533)
Balance at March 31, 2022	-	$-	39,524,526	$5	$377,137	$-	$(117,602)	$259,540

Shares released from restriction upon vesting of early-exercised stock options	—	—	52,208	—	25	—	—	25
Exercise of common stock options	—	—	1,962	—	12	—	—	12
Vesting of shares of restricted common stock	—	—	14,916	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	36,785	—	211	—	—	211
Stock-based compensation	—	—	—	—	5,552	—	—	5,552
Other comprehensive loss	—	—	—	—	-	(275)	—	(275)
Net loss	—	—	—	—	—	—	(22,636)	(22,636)
Balance at June 30, 2022	-	$-	39,630,397	$5	$382,937	$(275)	$(140,238)	$242,429

					Additional	Accumulated		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	32,198,879	$30,062	2,639,026	$2	$393	$-	$(27,098)	$(26,703)
Issuance of Series A-1 convertible preferred stock for cash of $0.9615 per share net of $0.1 million of issuance costs	21,944,874	21,005	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock for cash of $2.82172 per share net of $0.3 million in issuance costs	32,958,612	92,654	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock from convertible note	2,805,850	7,917	—	—	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	100,238	—	63	—	—	63
Exercise of common stock options	—	—	35,143	—	29	—	—	29
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—	—
Stock-based compensation	—	—	—	—	276	—	—	276
Net loss and comprehensive loss	—	—	—	—	—	-	(5,851)	(5,851)
Balance at March 31, 2021	89,908,215	$151,638	2,891,776	$2	$761	$-	$(32,949)	$(32,186)
Issuance costs incurred related to Series A-1 convertible preferred stock	—	(1)	—	—	—	—	—	—

Issuance costs incurred related to Series B-1 convertible preferred stock	—	(24)	—	—	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	63,257	—	32	—	—	32
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,408	—	—	1,408
Net loss and comprehensive loss	—	—	—	—	—	-	(8,552)	(8,552)
Balance at June 30, 2021	89,908,215	$151,613	3,072,402	$2	$2,201	$-	$(41,501)	$(39,298)

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(46,169)	$(14,403)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	10,102	1,684
Depreciation	98	17
Non-cash lease expense	440	—
Amortization of premiums and discounts on short-term investments	(189)	—
Non-cash interest expense	—	264
Change in fair value of embedded derivative liability	—	205
Loss on extinguishment of convertible promissory note	—	754
Changes in operating assets and liabilities:
Prepaids and other current assets	1,192	(3,457)
Accounts payable	(274)	359
Accrued and other current liabilities	89	(396)
Deferred revenue	(582)	(1,205)
Net cash used in operating activities	(35,293)	(16,178)
Investing activities:
Purchases of property and equipment	(4,608)	(568)
Purchases of short-term investments	(134,545)	—
Proceeds from lease incentive	2,629	—
Net cash used in investing activities	(136,524)	(568)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	113,634
Proceeds from exercise of stock options, including early exercise	499	120
Payment of deferred offering costs	—	(742)
Net cash provided by financing activities	499	113,012
Net (decrease) increase in cash, cash equivalents, and restricted cash	(171,318)	96,266
Cash, cash equivalents, and restricted cash at beginning of period	280,724	15,498
Cash, cash equivalents, and restricted cash at end of period	$109,406	$111,764

Supplemental disclosure of noncash activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,506	$151
Right-of-use assets and lease liabilities recognized upon commencement of lease	$3,370	$—
Conversion of convertible note (including accrued interest) and derivative liability for Series B-2 convertible preferred stock	$—	$7,917
Deferred offering costs included in accounts payable and accrued and other current liabilities	$—	$1,524

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

Liquidity

The Company had an accumulated deficit of $140.2 million, and cash, cash equivalents, restricted cash, and short-term investments of $243.9 million at June 30, 2022.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these condensed financial statements are issued.

The Company has devoted substantially all its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to June 30, 2022, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K (the "Annual Report") that the Company filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

Use of Estimates

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” of the Company’s audited financial statements for the year ended December 31, 2021 included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in those audited financial statements.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consists of deposits with commercial banks in checking and interest-bearing accounts, highly rated money market funds, and all highly liquid investments with an original maturity of 90 days or less at the time of purchase. Restricted cash represents cash deposited in a collateral account to support a letter of credit issued as security for the Company's operating lease to rent office and laboratory space in Seattle, Washington.

Investments

Investments include U.S. Treasury securities, commercial paper, and corporate debt securities with a final maturity of each security of less than one year. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets. The Company classifies investments maturing within one year of the reporting date as short-term investments.

The Company periodically evaluates whether declines in the fair values of its investments below their amortized cost basis are other-than-temporary. This evaluation considers qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs, including whether the Company has plans to sell the security or whether it is more likely than not the Company will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the investments, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the investment.

If the estimated fair value of a debt security is below its amortized cost basis, the Company evaluates whether credit losses exist for the related securities. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment recognized in net loss. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive loss. The Company recognizes purchase premiums and discounts as interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value deemed to be other-than-temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method.

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

The carrying amounts of prepaid expenses and other assets, accounts payable, and accrued and other current liabilities are considered to be representative of their respective fair values due to their short maturities.

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

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 148,133 and 253,824 shares as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded $0.1 million and $0.2 million respectively, associated with shares issued with repurchase rights as other noncurrent liabilities in the accompanying condensed balance sheets.

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

The Company has not recorded any such liabilities at either June 30, 2022 or December 31, 2021.

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

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,636)	$(8,552)	$(46,169)	$(14,403)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,742,161	3,741,667	39,672,541	3,708,083
Less: Weighted average unvested common stock	(148,133)	(756,484)	(148,133)	(829,920)
Weighted average shares used to compute net loss per share, basic and diluted	39,594,028	2,985,183	39,524,408	2,878,163
Net loss per share, basic and diluted	$(0.57)	$(2.86)	$(1.17)	$(5.00)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of June 30,
	2022	2021
Series A convertible preferred stock	—	54,143,753
Series B convertible preferred stock	—	35,764,462
Common stock options and restricted stock units	8,820,390	5,131,318
Total	8,820,390	95,039,533

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05, and ASU 2020-02 ("ASU 2016-13"). The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. ASU 2016-13 will become effective beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2016-13 on its financial condition, results of operations, cash flows and financial statement disclosures.

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

The Company measures the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical securities. The Company measures the fair value of corporate debt securities and commercial paper based on recent trades of securities in inactive markets or based on quoted prices of similar instruments in active markets and other significant inputs derived from or corroborated by observable market data.

The following table summarizes, by major security type, the Company's cash, cash equivalents, and investments that are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 (in thousands):

		June 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$47,754	$—	$—	$47,754
Money market funds	Level 1	43,850	—	—	43,850
U.S. Treasury securities	Level 1	3,748	—	(1)	3,747
Corporate debt securities and commercial paper	Level 2	12,995	—	(1)	12,994
Total cash and cash equivalents		108,347	—	(2)	108,345
Investments:
U.S. Treasury securities	Level 1	71,285	1	(216)	71,070
Corporate debt securities and commercial paper	Level 2	63,447	9	(67)	63,389
Total investments		134,732	10	(283)	134,459
Total assets measured at fair value on a recurring basis		$243,079	$10	$(285)	$242,804

As of December 31, 2021, the Company considered the carrying amounts of cash and cash equivalents to be representative of their respective fair values due to their short maturities.

All investments held as of June 30, 2022 were classified as available-for-sale debt securities and had contractual maturities within one year. There were no realized gains or losses on these securities for the three and six months ended June 30, 2022. The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2022 was $83.4 million. The Company evaluated its investments for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the investments, and the Company does not intend to do so prior to recovery of the amortized cost basis.

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

The Company adjusted the carrying value of the derivative liability within the convertible promissory note to the estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of derivative liability in the statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company recognized $0 and $0.2 million, respectively, of other income in the statements of operations and comprehensive loss related to increases in the fair value of the embedded derivative liability.

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the convertible promissory note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0.8 million in other expense in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2021, which included the derecognition of unamortized debt issuance costs.

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

4. Grant Agreement

Bill & Melinda Gates Foundation Grant Agreement

In support of the Company’s development of its IVX-411 COVID-19 vaccine for pandemic use, in September 2020, the Company entered into the grant agreement (the “Grant Agreement”) with the Bill & Melinda Gates Foundation (“BMGF”), under which it was awarded a grant totaling up to $10.0 million (the “Grant”). The Grant supported development activities related to IVX-411, including the Company’s regulatory filing preparations and its Phase 1/2 clinical trial of IVX-411. The Grant terminated in accordance with its terms on March 31, 2022. Concurrent with and in connection with the Grant Agreement, the Company entered into a Global Access Commitments Agreement (“GACA”) with BMGF. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of its IVX-411 COVID-19 vaccine for pandemic use available and accessible at affordable pricing to people in certain low- and middle-income countries, if the vaccine was commercialized.

Payments received in advance that were related to future performance were deferred and recognized as revenue when the research and development activities were performed. Cash payments received under the Grant Agreement were restricted as to their use until eligible expenditures were incurred.

At June 30, 2022, the Company had no restricted cash and deferred revenue, and at December 31, 2021, had $0.6 million of restricted cash and deferred revenue, representing funds received from BMGF and the Company's estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

The Company received no funding from BMGF during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company received $0 and $2.7 million, respectively, in funding from BMGF.

During the three and six months ended June 30, 2022, the Company recognized revenue from the Grant Agreement of $0 and $0.6 million, respectively. During the three and six months ended June 30, 2021, the Company recognized revenue from the Grant Agreement of $1.9 million and $3.9 million, respectively. The Company had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through June 30, 2022, the Company has recognized $10.0 million in revenue since the inception of the Grant Agreement.

5. Additional Balance Sheet Information

Accrued and other current liabilities consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Taxes payable	$10	$—
Accrued paid time off	576	342
Accrued bonus	1,451	2,216
Other accrued liabilities	5,144	1,977
Accrued 401k	140	156
ESPP liability	28	66
Total accrued and other current liabilities	$7,349	$4,757

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

The Company made no payments associated with the license during the three and six months ended June 30, 2022, and during the three and six months ended June 30, 2021, the Company paid a negligible amount in fees associated with the license, which were recorded as research and development expenses.

License Agreements with University of Washington

License Agreement with respect to RSV and Other Pathogens

The Company is a party to an exclusive license agreement with the University of Washington (“UW”), originally entered into in June 2018 (as amended, the “UW 2018 Agreement”). Under the UW 2018 Agreement, UW granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents, or licensed products, for the prophylactic and/or therapeutic treatment of RSV infection, hMPV infection and seven other infectious diseases. UW also granted the Company a non-exclusive, worldwide license under certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to the Company’s proprietary two-component virus-like-particle technology. The Company’s rights and obligations under the UW 2018 Agreement are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to Howard Hughes Medical Institute ("HHMI"), and certain other limited rights retained by UW. The Company issued 192,276 shares of common stock on August 1, 2018 in exchange for the UW 2018 Agreement’s exclusive license.

Under the UW 2018 Agreement, the Company is required to use commercially reasonable efforts to meet certain specified development, regulatory and sales milestones related to the licensed products within specified time periods. In consideration of the rights granted to the Company under the UW 2018 Agreement, the Company is required to pay an annual maintenance fee in the mid four figures starting in 2020. Additionally, the Company is required to pay minimum annual royalties following the first year after commercial sale of each licensed product. There are milestone payments due upon the completion of certain development, regulatory, and commercial milestones for licensed products in the future. The aggregate potential milestone payments for future development, regulatory, and sales-based milestones are $1.35 million per indication, up to a maximum of $12.2 million in total milestone payments. Additionally, the Company has agreed to pay a royalty of a low single digit percentage on net sales of all licensed products. Additional royalties would be due in connection with sublicenses. The Company’s royalty obligations continue for each licensed product for so long as licensed patent rights exist and have not expired, been revoked, lapsed, or held unenforceable.

Unless terminated earlier, the UW 2018 Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2042, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW 2018 Agreement if the Company breaches or fails to perform one of its material duties under the UW 2018 Agreement and the Company is unable to remedy the default within an agreed upon time period that can be extended by UW. The Company may terminate the UW 2018 Agreement at will with prior written notice to UW.

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

Under the UW 2020 Agreement, the Company is required to use commercially reasonable efforts to meet certain specified development, regulatory and sales milestones related to the licensed products within specified time periods. The Company has agreed to pay a royalty of a low single digit percentage on net sales of all products applicable to the license. However, the Company will not be required to pay royalties on net sales of any licensed product under the UW 2020 Agreement if the Company is required to pay royalties on net sales under the UW 2018 Agreement. Additional royalties would be due in connection with sublicenses and milestones. The Company’s royalty obligations continue for each licensed product for so long as licensed patent rights exist and have not expired, been revoked, lapsed, or held unenforceable.

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

During the three and six months ended June 30, 2022, the Company paid $0.3 million in fees associated with the 2018 and 2020 Agreements, and during the three and six months ended June 30, 2021, the Company paid negligible amounts in fees associated with the 2018 and 2020 Agreements, which were recorded as research and development expenses.

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

During the three and six months ended June 30, 2022, the Company paid $0.1 million in fees associated with the UW Flu License Agreement which were recorded as research and development expenses.

License Agreement with the University of Texas

The Company is a party to an exclusive patent license agreement with the University of Texas at Austin (“UT”) with respect to its hMPV antigen utilized in the IVX-A12 program (the “UT Agreement”). The UT Agreement was entered into in June 2021. Under the UT Agreement, UT granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under certain patent rights, to use licensed know-how for prevention, cure, amelioration or treatment of respiratory disease caused by hMPV infection in all vaccine fields, excluding up to one mRNA-based vaccine.

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

During the three and six months ended June 30, 2022, the Company paid a negligible amount in fees associated with the UT Agreement.

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

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the Convertible Promissory Note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock at an issuance price of $2.39846 per share. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory note of $0 and $0.8 million in other expense in the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively, which included the unamortized debt issuance costs.

8. Leases

In January 2020, and amended in March 2020, the Company entered into a 12-month lease agreement with renewal options for office and laboratory space in Seattle, Washington. The lease was terminated in June 2022. The lease agreement was considered short-term and therefore, no right-of-use asset or lease liability was recorded.

In December 2021, the Company entered into a lease agreement for corporate office and laboratory space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022, and temporary office and laboratory space under a short-term lease in June 2022. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The lease agreement provides the Company with an allowance for tenant improvements of $5.3 million that will be reimbursed to the Company or paid on its behalf as construction of improvements occurs. Through June 30, 2022, the Company received $2.6 million of the tenant improvement allowance. The monthly base rent will be $0.2 million for the first year and will increase by

3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at the first anniversary, and further reduced to $0.7 million at the second anniversary of the lease. In June 2022, the Company took possession of temporary office and laboratory space under a short-term lease.

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating leases are as follows ($ in thousands):

	As of June 30, 2022	As of December 31, 2021
ROU assets:
ROU assets - operating leases	$3,227	$—
Lease liabilities:
Current portion of operating lease liabilities	1,061	—
Noncurrent portion of operating lease liabilities	5,235	—
Total lease liabilities	$6,296	$—
Weighted-average remaining lease term (in years):
Operating leases	5.5	—
Weighted-average discount rate:
Operating leases	8.0%	—

The components of lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$255	$—	$440	$—
Short-term lease costs	228	126	369	140
Total lease costs	$483	$126	$809	$140

The maturities of lease liabilities and reconciliation to the present value of lease liabilities are as follows (in thousands):

As of June 30, 2022
2022	$—
2023	2,137
2024	2,201
2025	2,267
2026	2,335
Thereafter	2,405
Total undiscounted lease payments	11,345
Less: lease incentives	(2,672)
Less: imputed interest	(2,377)
Total lease liabilities	6,296
Less: current lease liabilities	(1,061)
Lease liabilities, net of current portion	$5,235

9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Prior to its conversion into common stock in connection with the Company’s IPO in August 2021, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance. Convertible preferred stock authorized and issued and its principal terms as of June 30, 2021 consisted of the following ($ amounts in thousands):

	Shares Authorized and Outstanding	Shares Issued and Outstanding	Shares of Common Stock Issuable upon Conversion	Aggregate Liquidation Preference	Carrying Value
Series A-1	49,193,959	49,193,959	11,837,711	$47,300	$46,916
Series A-2	4,949,794	4,949,794	1,191,082	$3,807	$4,150
Series B-1	32,958,612	32,958,612	7,930,924	$93,000	$92,630
Series B-2	2,805,850	2,805,850	675,181	$6,730	$7,917
Total	89,908,215	89,908,215	21,634,898	$150,837	$151,613

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

In addition, on August 2, 2021, the Company amended and restated its certificate of incorporation to authorize 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of June 30, 2022.

Common Stock

As of June 30, 2022 and December 31, 2021, of the Company's 500,000,000 authorized shares of common stock, 39,778,530 and 39,429,103 shares were issued, respectively. As of June 30, 2022 and December 31, 2021, shares outstanding, which excludes common stock issued from the early exercise of unvested stock options, were 39,630,397 and 39,175,279, respectively.

Equity Incentive Plans

In 2017, the Company established an equity incentive plan (the “2017 Plan”) under which incentives may be granted to officers, employees, directors, consultants and advisors. Awards under the 2017 Plan consisted of restricted stock and incentive and non-qualified stock options to purchase shares of common stock of the Company.

During 2021, the Company’s stockholders approved the 2021 Incentive Plan (the “2021 Plan”), which became effective in July 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units ("RSUs") and other stock or cash-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan is 4,600,000 shares; plus the shares of common stock remaining available for issuance under the 2017 Plan as of the effective date of the 2021 Plan, as well as any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. The number of shares initially available for issuance increases annually on January 1 of each calendar year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 5% of the shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by our board of directors. The reserve for the 2021 Plan increased by 5%, or 1,971,455 shares, effective January 1, 2022. No more than 50,000,000 shares of common stock may be issued under the 2021 Plan upon the exercise of incentive stock options.

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

Common stock reserved for future issuance consisted of the following:

As of June 30,
2022
Common stock options and restricted stock units granted and outstanding	8,820,390
Shares available for issuance under the equity incentive plans	3,195,652
Shares available for issuance under the 2021 Employee Stock Purchase Plan	740,900
Total common stock reserved for issuance	12,756,942

A summary of the status of the options issued under the Company’s equity incentive plans as of June 30, 2022, and information with respect to the changes in options outstanding is as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	6,591,727	$8.04	9.26
Granted	1,639,487	15.32
Exercised (including early)	(297,726)	0.97		$4,298
Forfeited	(135,967)	13.01
Balance at June 30, 2022	7,797,521	$9.76	8.37	$6,333
Vested and expected to vest as of June 30, 2022	7,797,521	$9.76	8.37	$6,333
Vested and exercisable at June 30, 2022	2,019,466	$6.12	6.40	$1,945

Exercisable options in the table above reflect the number of options vested as of the date reported. The 2021 Plan permits early exercises of options. Cash received for early exercise of unvested options is recognized as an other noncurrent liability in the accompanying balance sheet and totaled $0.1 million at June 30, 2022.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of June 30, 2022.

The grant date fair value of options granted during the six months ended June 30, 2022 was $18.8 million. The weighted-average grant date fair value of option grants during the six months ended June 30, 2022 was $11.48 per share.

A summary of the status of RSUs issued under the Company’s equity incentive plans as of June 30, 2022, and information with respect to the changes in RSUs outstanding is as follows:

	Service-based RSUs		Performance-based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	388,500	$25.96	—	$—
Granted	615,419	$16.18	60,000	$18.74
Vested	(2,916)	$24.85	(12,000)	$18.74
Forfeited	(26,134)	$14.78	—	$—
Nonvested at June 30, 2022	974,869	$20.09	48,000	$18.74
Expected to vest at June 30, 2022	974,869	$20.09	—	$—

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP is 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increased on January 1, 2022 and each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 1% or 394,291 shares, on January 1, 2022. As of June 30, 2022, 53,391 shares have been purchased by employees under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively, and was $0 for the three and six months ended June 30, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the ESPP has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,178	$427	$3,865	$540
General and administrative	3,374	981	6,237	1,144
Total	$5,552	$1,408	$10,102	$1,684

The Company recognizes compensation expense for options and RSU awards granted to employees and the board of directors based on their grant date fair value. The compensation expense is recognized over the vesting period of 4 years on a straight-line basis.

The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants issued during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Risk-free rate of interest	1.43%-3.36%	0.53%-1.23%
Expected term (years)	5.27 - 6.08 years	5.48 - 6.49 years
Expected stock price volatility	89.3% - 118.1%	86.0% - 88.4%
Dividend yield	0%	0%

As of June 30, 2022, the unrecognized compensation cost related to outstanding stock options and RSU awards was $49.4 million and $16.5 million, respectively, and is expected to be recognized as expense over a weighted-average period of approximately 3.13 years.

10. Income Taxes

There was no provision for income taxes recorded during the three or six months ended June 30, 2022 or 2021. The Company’s deferred tax assets continue to be reduced by a full valuation allowance.

The Company is subject to income taxes in the United States and its effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company's effective tax rate was 0% for the three and six months ended June 30, 2022 and 2021. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 and 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of June 30, 2022, the Company determined that, based on an evaluation of the four sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore the Company continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

11. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company contributed $0.1 million to the plan during the three and six months ended June 30, 2022. The Company did not make any contributions to the plan during the three and six months ended June 30, 2021.

12. Subsequent Event

On August 15, 2022, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Oppenheimer & Co. Inc. (the Agent), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Equity Distribution Agreement.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the potential of our technology, the anticipated timing, costs, design, conduct and results of our ongoing and planned preclinical studies and clinical trials for our vaccine candidates, the timing and likelihood of regulatory filings and approvals for our vaccine candidates, our ability to commercialize our vaccine candidates, if approved, the pricing and reimbursement of our vaccine candidates, if approved, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated vaccine development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

In June 2022, we announced positive topline interim results from our Phase 1/1b clinical trial of IVX-121 in young and older adults. These topline interim data showed that IVX-121 induced a robust immune response, consistent across both young and older adult groups, and including at the lowest non-adjuvanted dose tested and was generally well-tolerated across all dosage groups. We plan to submit an investigational new drug application (IND) for IVX-A12 to the U.S. Food and Drug Administration (FDA) and thereafter initiate a Phase 1 clinical trial in the second half of 2022, with topline interim data expected in mid-2023. We also plan to conduct a Phase 1b extension study for IVX-121, in which a subset of older adults from the Phase 1b cohort will be followed out to 12 months to assess durability of response, with 6-month immunogenicity data expected by early 2023, and 12-month immunogenicity data expected in mid-2023.

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults. In March 2022, we reported interim results on a Phase 1/2 clinical trial of our coronavirus disease 2019 (COVID-19) candidate IVX-411 in Australia. Overall, although an immune response was observed and the initial reactogenicity data were favorable, the level of immunogenicity response was below our expectations. In July 2022, we reported the results of our drug product investigation, which showed that the Receptor Binding Domain (RBD) antigen of IVX-411 becomes unstable during manufacturing and subsequent storage and that the immunogenicity response observed in the Phase 1/2 clinical trial was likely attributable to the stability issue with the RBD antigen. As a result, we currently do not intend to conduct further development of IVX-411. We now plan to focus on a bivalent strategy for our COVID-19 vaccine candidate development, with optionality to include such a candidate as a potential component of our combination VLP vaccines. We have also licensed the rights to develop and commercialize an influenza VLP vaccine from the University of Washington (UW) and have an emerging flu program.

We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $340.2 million. In August 2021, we completed our initial public offering (IPO) with the sale of 13,953,332 shares of common stock at an IPO price of $15.00 per share with net proceeds of $190.7 million, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of June 30, 2022, we had cash, cash equivalents, restricted cash, and short-term investments of $243.9 million.

We have incurred significant operating losses since inception. Our net loss for the six months ended June 30, 2022 was $46.2 million. As of June 30, 2022, we had an accumulated deficit of $140.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

Based on our current operating plan, we believe that our existing cash and restricted cash will be sufficient to fund our operations through at least 2024. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our vaccine candidates, which will not be for multiple years, if ever. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our vaccine candidates to third parties where we might otherwise prefer to develop and market such vaccine candidates ourselves.

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the three and six months ended June 30, 2022 and 2021, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million in support of our development of our IVX-411 COVID-19 vaccine for pandemic use. The Grant Agreement terminated in accordance with its terms on March 31, 2022.

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

Research and development activities are central to our business model. There are numerous factors associated with the successful development and regulatory approval of any of our vaccine candidates, including future trial design and various regulatory requirements, as well as the safety, immunogenicity and efficacy of our vaccine candidates, which cannot be determined with accuracy at this time. We may never succeed in obtaining regulatory approval for any of our vaccine candidates. Vaccine candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our vaccine candidates. In addition, we cannot forecast which vaccine candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. However, we expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future.

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
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to the COVID-19 pandemic and any associated supply chain disruption and staffing shortages; and
•
the immunogenicity, efficacy and safety profile of the vaccine candidate.

General and Administrative

General and administrative expenses consist of personnel-related costs, including salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance costs. We anticipate that our general and administrative expenses will increase substantially for the foreseeable future to support our continued research and development activities, pre-commercial preparation activities for our vaccine candidates, and, if any vaccine candidate receives marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a growing public company.

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

Loss on Extinguishment of Convertible Promissory Note

We recorded a loss on extinguishment of convertible promissory note of $0 and $0.8 million during the three and six months ended June 30, 2021, respectively, in connection with the conversion of our convertible promissory note issued in August 2020. See Note 7 to the unaudited condensed financial statements included in this Quarterly Report for more information on this transaction.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Grant revenue	$—	$1,904	$(1,904)	$582	$3,905	$(3,323)
Operating expenses:
Research and development	15,820	8,277	7,543	33,733	13,830	19,903
General and administrative	7,311	2,221	5,090	13,633	3,312	10,321
Total operating expenses	23,131	10,498	12,633	47,366	17,142	30,224
Loss from operations	(23,131)	(8,594)	(14,537)	(46,784)	(13,237)	(33,547)
Other income (expense)
Change in fair value of embedded derivative liability	—	—	—	—	(205)	205
Loss on extinguishment of convertible promissory note	—	—	—	—	(754)	754
Interest and other	495	42	453	615	(207)	822
Total other income (expense)	495	42	453	615	(1,166)	1,781
Net loss	$(22,636)	$(8,552)	$(14,084)	$(46,169)	$(14,403)	$(31,766)

Grant Revenue

We recognized revenue from the Grant Agreement of $0 and $0.6 million for the three and six months ended June 30, 2022, respectively, compared to $1.9 million and $3.9 million for the three and six months ended June 30, 2021, respectively. We had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through June 30, 2022, we have recognized $10.0 million in revenue since the inception of the Grant Agreement.

Research and Development Expenses

Research and development expenses were $15.8 million for the three months ended June 30, 2022, compared to $8.3 million for the three months ended June 30, 2021. The increase of $7.5 million was due to a $2.5 million increase in direct costs related to preclinical development and manufacturing, a $1.8 million increase related to non-cash stock-based compensation expense, a $1.6 million increase in personnel related expenses due to increased headcount to support our development activities, a $1.3 million increase in direct costs related to clinical development and manufacturing, and a $0.5 million increase in other expenses.

For the six months ended June 30, 2022, research and development expenses were $33.7 million, compared to $13.8 million for the six months ended June 30, 2021. The increase of $19.9 million was due to a $9.8 million increase in direct costs related to preclinical development and manufacturing, a $3.3 million increase related to non-cash stock-based compensation expense, a $3.2 million increase in personnel related expenses due to increased headcount to support our development activities, a $2.7 million increase in direct costs related to clinical development and manufacturing, and a $0.8 million increase in other expenses.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSV-hMPV	$5,136	$3,054	$13,592	$5,671
SARS-CoV-2	3,642	3,450	6,988	5,442
Unallocated research and development expense	7,042	1,773	13,153	2,717
Total research and development expense	$15,820	$8,277	$33,733	$13,830

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended June 30, 2022, compared to $2.2 million for the three months ended June 30, 2021. The increase of $5.1 million consisted of increased non-cash stock-based compensation expense of $2.4 million, increased personnel-related expenses of $1.2 million, increased insurance costs of $0.6 million, increased professional services, including audit and legal fees, of $0.6 million, and increased other expenses of $0.3 million.

For the six months ended June 30, 2022, general and administrative expenses were $13.6 million, compared to $3.3 million for the six months ended June 30, 2021. The increase of $10.3 million consisted of increased non-cash stock-based compensation expense of $5.1 million, increased personnel-related expenses of $2.1 million, increased professional services, including audit and legal fees, of $1.4 million, increased insurance costs of $1.1 million, and increased other expenses of $0.6 million

Other Income (Expense)

Other income (expense) was income of $0.5 million for the three months ended June 30, 2022, compared to a negligible amount of income for the three months ended June 30, 2021. The $0.5 million change was the result of higher net interest income.

Other income (expense) was income of $0.6 million for the six months ended June 30, 2022, compared to $1.2 million of expense for the six months ended June 30, 2021. The $1.8 million change was the result of a loss on extinguishment of convertible promissory note of $0.8 million in 2021, a loss recognized on the change in fair value of derivative liability of $0.2 million, and net interest income of $0.6 million compared to net interest expense of $0.2 million.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and may never become profitable. Since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and common stock. In August 2021, we completed our IPO with the sale of 13,953,332 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares, at an IPO price of $15.00 per share with net proceeds of $190.7 million. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of June 30, 2022, we had cash, cash equivalents, restricted cash, and short-term investments of $243.9 million and an accumulated deficit of $140.2 million.

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
▪
any delays and cost increases that may result from the COVID-19 pandemic and associated supply chain and staffing issues;
▪
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
▪
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
▪
the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and research, clinical development and manufacturing personnel;
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

Our existing cash and restricted cash will not be sufficient to complete development of IVX-A12, a bivalent COVID-19 vaccine candidate, an influenza vaccine candidate, or any other vaccine candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by
Operating activities	$(35,293)	$(16,178)
Investing activities	(136,524)	(568)
Financing activities	499	113,012
Net change in cash, cash equivalents, and restricted cash	$(171,318)	$96,266

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $35.3 million, consisting primarily of our net loss incurred during the period of $46.2 million adjusted for $10.5 million of non-cash income and expenses and $0.4 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $10.1 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a $1.2 million decrease in prepaids and other current assets, a $0.2 million decrease in accounts payable and accrued and other current liabilities, and a $0.6 million decrease in deferred revenue.

Net cash used in operating activities for the six months ended June 30, 2021 was $16.2 million, consisting primarily of our net loss incurred during the period of $14.4 million adjusted for $4.7 million for net changes in operating assets and liabilities, and $2.9 million of non-cash expenses. Non-cash expenses consisted primarily of $1.7 million in stock-based compensation, $0.8 million loss on extinguishment of convertible promissory note, $0.2 million non-cash interest expense, and $0.2 million of non-cash expense recognized related to the change in fair value of the derivative liability. The net change in operating assets and liabilities consisted of a $3.5 million decrease in prepaid and other current assets, and a $1.2 million decrease in deferred revenue.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $136.5 million, consisting of purchases of short-term investments of $134.6 million, $4.6 million of purchases of property and equipment, and $2.6 million in proceeds from lease incentives.

Net cash used in investing activities for the six months ended June 30, 2021 was $0.6 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.5 million consisting of proceeds from exercises of stock options.

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

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of June 30, 2022 and December 31, 2021, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein.

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

We describe our significant accounting policies in Note 2 of the accompanying unaudited condensed financial statements and in Note 2 to the audited financial statements contained in the Annual Report. During the six months ended June 30, 2022, there were no material changes to our significant accounting policies from those described in the Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are early in our development efforts. One of our vaccine candidates is in the clinical stage and the rest are in the preclinical stage. If we are unable to successfully develop, obtain regulatory approval or ultimately commercialize vaccine candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
If we are unable to obtain and maintain patent protection for our vaccine candidates and our VLP platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our vaccine candidates may be adversely affected.
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing our VLP platform technology, identifying vaccine candidates, establishing our intellectual property portfolio, developing our manufacturing process, manufacturing our vaccine candidates to support preclinical studies and clinical trials, and preparing for and conducting our preclinical studies and clinical trials. Our approach to the discovery and development of vaccine candidates based on our VLP platform technology is unproven, and we do not know if any of our vaccine candidates will succeed in clinical development or become products of commercial value.

One of our vaccine candidates is in the clinical stage and the rest are in the preclinical stage. We have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they would be if we had a history of successfully developing and commercializing vaccines.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $46.2 million for the six months ended June 30, 2022 and $67.0 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $140.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our vaccine candidates, obtaining regulatory approval for these vaccine candidates, and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our vaccine candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Based on our current operating plan, we believe our existing cash and restricted cash will enable us to fund our operations through at least 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our existing cash and restricted cash will not be sufficient to complete development of IVX-A12, a bivalent COVID-19 vaccine candidate, an influenza vaccine candidate, or any other vaccine candidate, and we will require substantial capital in order to advance our current and future vaccine candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•
the initiation, type, number, scope, results, costs and timing of, our ongoing and planned clinical trials of our vaccine candidates or other potential vaccine candidates we may choose to pursue in the future, including any modifications to our clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for current or future vaccine candidates, including commercial scale manufacturing, if any vaccine candidate is approved;
•
the costs, timing and outcome of regulatory reviews of current or future vaccine candidates;
•
any delays and cost increases that may result from the COVID-19 pandemic or epidemic diseases, including any associated supply chain disruption and staffing shortages;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our business grows, including additional research, clinical development and manufacturing personnel;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•
the timing and amount of the milestone or other payments we must make to current and future licensors;
•
the costs and timing of establishing or securing sales and marketing capabilities if any current or future vaccine candidates are approved;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, although we may seek non-dilutive funding or collaborations to fund the continued development, preclinical studies and clinical trials of our vaccine candidates, we may not be successful in securing such funding in a sufficient amount, if at all. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Vaccine Candidates

We are early in our development efforts, with one of our vaccine candidates in the clinical stage. If we are unable to successfully develop, obtain regulatory approval or ultimately commercialize vaccine candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have one vaccine candidate in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our vaccine candidates. The success of our vaccine candidates will depend on several factors, including the following:

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

In addition, we are in the process of developing combination candidates using our VLP technology, such as IVX-A12, and our business strategy includes the potential development of pan-respiratory vaccines. Combining multiple vaccine candidates may result in immunologic interference between vaccine candidates or cause other challenges, which may reduce the immunogenicity of either or both of the combined vaccine candidates or otherwise harm the viability of the combination vaccine. We will not be able to ascertain the degree of immunologic interference, if any, between any vaccine candidates within any of our combined vaccine candidates in humans until evaluated in clinical trials. In addition to limiting the prospects of our combined vaccine candidates, immunological interference in VLP combination candidates or other challenges in combining vaccine candidates would reduce our ability to partner with other vaccine companies to develop combination vaccines.

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

The results from preclinical studies or clinical trials of a vaccine candidate or a competitor’s vaccine candidate in the same class may not predict the results of later clinical trials of a vaccine candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have conducted preclinical studies of certain of our vaccine candidates and reported positive topline data from our Phase 1/1b clinical trial of IVX-121 in June 2022, we do not know whether our vaccine candidates will perform in current and future clinical trials as they have performed in these prior studies. Specifically, immunosenescence in older adults (our targeted population) cannot be fully replicated in preclinical studies, which increases the risk that the results at certain dose levels or formulations of our vaccine candidates tested in our preclinical models may not be predictive of results in clinical trials. In addition, formulations and adjuvants can behave differently in different species, so results of preclinical studies with specific formulations may not be replicated in clinical trials. Animals used in preclinical studies are often highly inbred, with homogenous genetic backgrounds that lead to results that are not replicable across diverse human populations. Preclinical models of infection that rely on host-pathogen interactions that do not normally occur in nature can generate misleading results as the pathogens are not well adapted to replicate and infect the animals used in the model, making it possible to protect against infection with weaker immune responses than would be required to provide protection in humans from the same pathogen. In addition, early stage clinical trials typically enroll a limited number of subjects. For these reasons and others, it is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials. Many vaccine candidates fail in clinical trials despite very promising early results, and a number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier preclinical studies and clinical trials.

As a result, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be successful. Inadequate immunogenicity or efficacy, or safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our vaccine candidates in those and other indications, including a potential pan-respiratory vaccine, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, immunogenicity and efficacy of the vaccine candidates in humans. Before we can initiate clinical trials for our vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for authorization to proceed with clinical development. For example, our planned initiation of a clinical trial for IVX-A12 is subject to our submission of an IND and the acceptance of such IND by the FDA. As an organization, we have not previously submitted an IND to FDA. In addition, IVX-A12 is a novel vaccine candidate and we cannot be certain that the FDA will accept our IND submission and allow us to initiate our clinical trial for IVX-A12. We are also conducting or planning to conduct clinical trials in additional jurisdictions including Australia and Belgium. The FDA or other regulatory authorities could require us to conduct additional preclinical studies or added clinical evaluation under any IND, CTA or similar regulatory filing, which may lead to delays and increase the costs of our preclinical and clinical development programs. In addition, even after commencing a clinical trial, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our planned or ongoing clinical trials for our vaccine candidates could significantly affect our product development timelines and product development costs.

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
•
manufacturing sufficient quantities of a vaccine candidate or adjuvant for use in clinical trials, which could be impacted by the COVID-19 pandemic or related supply chain disruption;
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

We cannot assure you that our assumptions used in determining expected clinical trial timelines and our clinical development plans are correct, and flaws in such assumptions would result in the delay of completion of such trials beyond our expected timelines or in increased clinical development costs.

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

We are conducting clinical trials for one of our vaccine candidates. Our other vaccine candidates are in the preclinical development stage. We will need to successfully complete our current and additional planned clinical trials in order to seek FDA or comparable foreign regulatory approval to market our vaccine candidates. Carrying out clinical trials and the submission of a successful BLA is a complicated process. In general, in order to proceed with clinical trials, we must receive authorization to proceed under INDs or comparable applications submitted to foreign regulatory authorities. We have not previously completed any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND to FDA. We also plan to conduct a number of clinical trials for multiple vaccine candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. We are in the early stages of consultation with the FDA. Therefore, we cannot be certain how many clinical trials of our vaccine candidates will be required or how such trials should be designed, or that we will not encounter material delays in our clinical development plans. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our vaccine candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of vaccine candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our vaccine candidates.

We have licensed the rights in our technology for a limited number of infectious diseases in certain jurisdictions, which may limit our ability to obtain regulatory approval, commercialize our vaccine candidates, or expand our pipeline to fully realize the commercial potential of our VLP platform.

We have a prescribed list of infectious disease applications for which we have obtained licenses from UW to develop vaccine candidates using our VLP technology platform. Third parties may also have licensed or will license the same VLP technology from UW for use in infectious disease applications or jurisdictions where we do not have an exclusive license. Any adverse developments that occur during clinical trials related to these infectious disease applications conducted by third parties in other jurisdictions may result in delays, limitations or denials of regulatory approvals of our vaccine candidates, may cause regulators to require us to conduct additional clinical trials as a condition to marketing approval, may result in the withdrawal of any approvals of our vaccine candidates that we receive in the future, or may result in further restrictions on our ability to commercialize our vaccine candidates. Such adverse developments may also negatively impact the perception of our vaccine candidates, which may reduce the enrollment of subjects in our clinical trials or inhibit our ability to market our vaccine candidates in the future if approved. For example, SK is developing a vaccine candidate that uses the same VLP technology that we have licensed from UW for our vaccine candidates. SK is expected to commence commercialization of this vaccine in South Korea and in the developing world in the second half of 2022, and any future adverse developments related to its vaccine could negatively impact our vaccine candidates and perceptions of our VLP platform.

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our vaccine candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our vaccine candidates until we receive regulatory approval from the FDA, which is referred to as licensure. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the vaccine candidates involved, as well as the target indications and populations. Approval policies or regulations may change, and the FDA has substantial discretion in the vaccine approval process, including the ability to delay, limit or deny approval of a vaccine candidate for many reasons. Despite the time and expense invested in clinical development of vaccine candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our vaccine candidates in the United States until we receive approval of a BLA, or if applicable, an Emergency Use Authorization, from the FDA.

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

Further, the COVID-19 pandemic has created a more uncertain regulatory landscape that may adversely impact our ability to receive approvals for our vaccine candidates. As of August 2022, the FDA has not provided guidance on the path to regulatory approval for a second generation COVID-19 vaccine, or a combination vaccine that includes a SARS-CoV-2 component, in the United States. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our vaccine candidates.

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

We are conducting and plan to conduct certain of our clinical trials for our vaccine candidates outside the United States, including the Phase 1/1b extension clinical trial we are conducting in Belgium of IVX-121 in adults aged 60-75. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many regulatory authorities outside the United States have similar requirements. In addition, trials conducted outside the United States are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our vaccine candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our vaccine candidates.

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

Our vaccine candidates and any products that we may develop may compete with other vaccine candidates and products for access to manufacturers and manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, the COVID-19 pandemic has reduced manufacturing capacity worldwide and limited access to materials needed to manufacture key components of our vaccine candidates. Further, certain of our in-license agreements require that vaccine products sold in the United States be substantially manufactured in the United States, which limits the number of manufacturers available to us. Increased competition amongst developers to access manufacturers and materials could increase the costs of, or otherwise limit our ability to, manufacture our vaccine candidates.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any vaccine candidates we develop. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

The biotechnology and biopharmaceutical industries are characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and vaccine candidates. We compete with (i) developers of vaccine candidates using technologies other than VLP technologies that target the same or similar infectious diseases targeted by our vaccine candidates and (ii) other developers of VLP technologies. Our competitors have developed, are developing or may develop products, vaccine candidates and processes competitive with our vaccine candidates. Any vaccine candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop vaccine candidates. In particular, there is intense competition in the VLP technology field and the RSV, COVID-19, and influenza vaccine fields. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in respiratory vaccine research and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new vaccine candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, of non-VLP vaccine candidates targeting RSV, hMPV and SARS-CoV-2. For example, GlaxoSmithKline, Pfizer, Bavarian Nordic, Janssen, Moderna, and Meissa are currently developing vaccines against RSV for use in older adults, with several currently in Phase 3 trials. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in clinical trials for pediatric use and Sanofi has announced that it is exploring RSV monovalent and RSV and hMPV combination vaccines for older adults preclinically. Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, Novavax and Medicago along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and Novavax which has a COVID-19/influenza combination vaccine in Phase 1/2 clinical development. We also compete with companies that have developed VLP technologies targeting COVID-19 and may target RSV or hMPV in the future. These companies include Bavarian Nordic, SpyBiotech, VBI Vaccines, and Medicago. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials and our commercial opportunity.

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

Our business is subject to risks arising from the COVID-19 pandemic and epidemic diseases.

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the United States and global economies, financial markets and supply chains. Consistent with safety and applicable guidance from federal, state and local authorities, we are conducting business as usual, with our employees generally working both remotely and onsite. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. To date, we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our vaccine candidates through clinical development, the continued spread of COVID-19, the measures taken by the governmental authorities, any future epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the manufacture or shipment of drug substances and finished drug products for our vaccine candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and any future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials.

The COVID-19 pandemic continues to evolve. The extent to which impacts associated with the COVID-19 pandemic or a future epidemic may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business or supply chain disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare program.

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

For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential vaccine candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; implemented a new methodology by which the average manufacturer price under the Medicaid Drug Rebate Program is calculated for drugs that are inhaled, infused, instilled, implanted, or injected; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the Inflation Reduction Act of 2022 included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs. Additional drug pricing proposals could appear in future legislation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and increased remote work prevalence generally, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any security breach or other incident, whether actual or perceived, could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our vaccine candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, vendors, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our vaccine candidates could be delayed.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our vaccine candidates, platform technology and other proprietary technologies we may develop. We seek to protect our proprietary position, in part, by exclusively licensing and filing company-owned patent applications in the United States and abroad relating to our vaccine candidates, VLP technology, manufacturing processes, and methods of use. If we or our principal licensor, UW, are unable to obtain or maintain patent protection, our business, financial condition, results of operations and prospects could be materially harmed.

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

The patent prosecution process is expensive, time-consuming, and complex, and we or our licensors may not be able to file, prosecute or maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. For example, it is possible that the patent applications related to discoveries in the COVID-19 vaccine field that have not yet published could impact our freedom to operate using our technology in the SARS-CoV-2 space. This may result in us needing to obtain additional licenses, which could have a financial impact, or ceasing development of our candidates if not able to obtain additional necessary licenses.

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

Moreover, the claim coverage in a patent application can be significantly reduced before the patent is granted. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents issuing from our patent applications may be challenged, narrowed, circumvented or invalidated by third parties. Our competitors or other third parties may avail themselves of safe harbors under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments) to conduct research and clinical trials. Consequently, we do not know whether our vaccine candidates and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, given the amount of time required for the development, testing and regulatory review of our vaccine candidates, patents protecting the vaccine candidates might expire before or shortly after such vaccine candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We are dependent, in part, on patents, know-how and proprietary technology licensed from others. We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that any future license agreements where we in-license intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. Specifically, we are party to various option and license agreements with UW including (i) an exclusive, worldwide, royalty-bearing, sublicensable license under certain UW patents to make, use, sell, offer to sell, import and otherwise exploit any product covered by the licensed patents or products for the prophylactic and/or therapeutic treatment of RSV, hMPV and seven other infectious diseases, (ii) a non-exclusive, worldwide (excluding South Korea), sublicensable license under certain UW patents to make, use, sell, offer to sell, import or otherwise exploit any product covered under the licensed patents for the prophylactic and/or therapeutic treatments of SARS-CoV-2 infection. This license converts to an exclusive license in 2025 for North America and the European Union (including Switzerland and the United Kingdom), with other territories remaining non-exclusive, and (iii) a non-exclusive worldwide license under certain UW patents to make, use, sell, offer to sell, import or otherwise exploit any product covered under the licensed patents for the prophylactic and/or therapeutic treatments of influenza infection; and (iv) to use certain know-how related to the foregoing. These licenses and, if exercised, options impose various diligence, milestone payment, royalty, and other obligations on us, and any future license agreements we enter into may do the same. In addition, we rely on in-licensing antigens from third parties other than UW to combine with our VLP platform. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to develop or market the products covered by the license. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of vaccine candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, vaccine candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or vaccine candidates.

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

Furthermore, our licensed patent rights are or may be subject to retained or reserved rights by the licensor or one or more third parties. For example, UW retained rights to conduct academic research for itself and other rights necessary for UW to comply with its obligations to BMGF, which funded in part the research resulting in certain of our licensed patent rights and technology under the UW agreements. With respect to our IVX-411 vaccine candidate, we granted BMGF a humanitarian license that allows BMGF to make our IVX-411 vaccine available to certain developing countries. Further, because our licensed patent rights allow the licensor to continue their research on the licensed technology, a licensor may develop new inventions that we may want to license in the future. Any such licenses provided to us will increase our costs. Alternatively, if a licensor does not provide us with a license, we may be limited in our ability to develop competitive vaccine candidates in the future.

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

For example, because the research resulting in certain of our licensed patent rights and technology under the UW agreements and the agreement with the National Institutes of Health was funded in whole or in part by the United States government, the United States government has certain rights to such patent rights and technology, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes and march-in rights, and impose certain reporting and domestic manufacturing requirements. These rights apply to IVX-121, IVX-241, and IVX-A12 and may permit the United States government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions are and may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe, misappropriate, or violate our intellectual property rights or those of our licensors. To prevent infringement, misappropriation, violation, or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at our vaccine candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such vaccine candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future vaccine candidates. Such a loss of patent protection would have a material adverse impact on our business. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1).

In addition, we may in the future choose to challenge the patentability of claims in a third-party’s patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We may in the future choose to challenge third party patents in patent opposition proceedings in the EPO or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO, or other patent office we may be exposed to litigation by the third party alleging that the relevant patent may be infringed by our vaccine candidates.

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

Certain provisions of the Agreement on Trade-Related Aspects of Intellectual Property (TRIPS Agreement) limit the use of compulsory licenses by World Trade Organization (WTO) members. Several WTO members and various public interest advocates have proposed the WTO implement a waiver of such provision of the TRIPS Agreement so that members may improve the supply of COVID-19 vaccines without fear of trade retaliation. In May 2021, the United States Trade Representative announced that the Biden Administration “will actively participate in text-based negotiations at the World Trade Organization (WTO) needed to make that happen. Those negotiations will take time given the consensus-based nature of the institution and the complexity of the issues involved.” A waiver is unlikely to impact patent protection in the jurisdictions where we anticipate having the majority of our sales. Rather, with respect to our COVID-19 vaccine candidates, BMGF has retained or been granted rights in the jurisdictions where patent protection would be impacted. Nevertheless, the outcome of these negotiations is highly uncertain, and if the WTO agrees to waive provisions of the TRIPS Agreement relevant to our COVID-19 vaccine candidate, our business, financial condition, results of operations and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensors to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. The COVID-19 pandemic may impair our and our licensors’ ability to comply with these procedural, document submission, fee payment, and other requirements imposed by government patent agencies, which may materially and adversely affect our ability to obtain or maintain patent protection for our vaccine candidates.

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

As of June 30, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 35% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of June 30, 2022, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus for the IPO.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 15, 2022, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Oppenheimer & Co. Inc. (the Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Equity Distribution Agreement. No assurance can be given that we will sell any shares of common stock under the Equity Distribution Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place.

In the Equity Distribution Agreement, we agreed to indemnify the Agent against certain liabilities, including under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or to contribute to payments that the Agent may be required to make because of such liabilities. We and the Agent may each terminate the Equity Distribution Agreement at any time upon specified prior written notice.

The foregoing description of the Equity Distribution Agreement is not complete and is qualified in its entirety by reference to the Equity Distribution Agreement, a copy of which will be filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on August 15, 2022 with the SEC.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/2/2021	3.1
3.2	Amended and Restated Bylaws	8-K	8/2/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	7/22/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2021, by and among the Registrant and certain of its stockholders	S-1/A	7/22/21	4.2
10.1†	Amendment No. 3 to Exclusive License Agreement, effective as of June 3, 2022, between University of Washington and the Registrant				X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ICOSAVAX, INC.

Date:	August 15, 2022	By:	/s/ Adam Simpson
Adam Simpson
President and Chief Executive Officer
(principal executive officer)

Date:	August 15, 2022	By:	/s/ Thomas Russo, CFA
Thomas Russo, CFA
Chief Financial Officer
(principal financial and accounting officer)