Form 10-Q
period 2022-09-30
Icosavax, Inc.
filed 2022-11-14
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 39,900,403 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICOSAVAX, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,505	$279,082
Restricted cash	1,061	1,642
Short-term investments	156,894	—
Prepaid expenses and other current assets	6,272	5,829
Total current assets	228,732	286,553
Right-of-use assets – operating leases	3,330	—
Property and equipment, net	11,815	1,076
Total assets	$243,877	$287,629
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,722	$3,899
Accrued and other current liabilities	6,720	4,757
Current portion of operating lease liabilities	1,591	—
Deferred revenue	—	582
Total current liabilities	13,033	9,238
Operating lease liabilities, net of current portion	5,089	—
Other noncurrent liabilities	93	171
Total liabilities	18,215	9,409
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 39,900,403 and 39,429,103 shares issued as of September 30, 2022 and December 31, 2021, respectively; 39,787,364 and 39,175,279 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	388,480	372,284
Accumulated other comprehensive loss	(609)	—
Accumulated deficit	(162,214)	(94,069)
Total stockholders' equity	225,662	278,220
Total liabilities and stockholders' equity	$243,877	$287,629

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant revenue	$—	$1,827	$582	$5,732
Operating expenses:
Research and development	15,484	10,883	49,217	24,713
General and administrative	7,659	25,357	21,292	28,669
Total operating expenses	23,143	36,240	70,509	53,382
Loss from operations	(23,143)	(34,413)	(69,927)	(47,650)
Other income (expense):
Change in fair value of embedded derivative liability	—	—	—	(205)
Loss on extinguishment of convertible promissory note	—	—	—	(754)
Interest and other	1,167	27	1,782	(180)
Total other income (expense)	1,167	27	1,782	(1,139)
Net loss	$(21,976)	$(34,386)	$(68,145)	$(48,789)
Comprehensive loss:
Unrealized losses on available-for-sale debt securities	(334)	—	(609)	—
Comprehensive loss	$(22,310)	$(34,386)	$(68,754)	$(48,789)
Net loss per share, basic and diluted	$(0.55)	$(1.30)	$(1.72)	$(4.50)
Weighted-average common shares outstanding, basic and diluted	39,748,984	26,494,914	39,623,357	10,836,894

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

					Additional	Accumulated		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	39,175,279	$5	$372,284	$—	$(94,069)	$278,220

Shares released from restriction upon vesting of early-exercised stock options	—	—	53,483	—	27	—	—	27
Exercise of common stock options	—	—	295,764	—	276	—	—	276
Stock-based compensation	—	—	—	—	4,550	—	—	4,550
Net loss and comprehensive loss	—	—	—	—	—	—	(23,533)	(23,533)
Balance at March 31, 2022	—	$—	39,524,526	$5	$377,137	$—	$(117,602)	$259,540

Shares released from restriction upon vesting of early-exercised stock options	—	—	52,208	—	25	—	—	25
Exercise of common stock options	—	—	1,962	—	12	—	—	12
Vesting of shares of restricted common stock	—	—	14,916	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	36,785	—	211	—	—	211
Stock-based compensation	—	—	—	—	5,552	—	—	5,552
Other comprehensive loss	—	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	—	(22,636)	(22,636)
Balance at June 30, 2022	—	$—	39,630,397	$5	$382,937	$(275)	$(140,238)	$242,429

Shares released from restriction upon vesting of early-exercised stock options	—	—	35,094	—	25	—	—	25
Exercise of common stock options	—	—	26,226	—	84	—	—	84
Vesting of shares of restricted common stock	—	—	95,647	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,434	—	—	5,434
Other comprehensive loss	—	—	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	—	—	(21,976)	(21,976)
Balance at September 30, 2022	—	$—	39,787,364	$5	$388,480	$(609)	$(162,214)	$225,662

					Additional	Accumulated		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at December 31, 2020	32,198,879	$30,062	2,639,026	$2	$393	$—	$(27,098)	$(26,703)
Issuance of Series A-1 convertible preferred stock for cash of $0.9615 per share net of $0.1 million of issuance costs	21,944,874	21,005	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock for cash of $2.82172 per share net of $0.3 million in issuance costs	32,958,612	92,654	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock from convertible note	2,805,850	7,917	—	—	—	—	—	—

Shares released from restriction upon vesting of early-exercised stock options	—	—	100,238	—	63	—	—	63
Exercise of common stock options	—	—	35,143	—	29	—	—	29
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—	—
Stock-based compensation	—	—	—	—	276	—	—	276
Net loss and comprehensive loss	—	—	—	—	—	—	(5,851)	(5,851)
Balance at March 31, 2021	89,908,215	$151,638	2,891,776	$2	$761	$—	$(32,949)	$(32,186)
Issuance costs incurred related to Series A-1 convertible preferred stock	—	(1)	—	—	—	—	—	—
Issuance costs incurred related to Series B-1 convertible preferred stock	—	(24)	—	—	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	63,257	—	32	—	—	32
Vesting of shares of restricted common stock	—	—	117,369	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,408	—	—	1,408
Net loss and comprehensive loss	—	—	—	—	—	—	(8,552)	(8,552)
Balance at June 30, 2021	89,908,215	$151,613	3,072,402	$2	$2,201	$—	$(41,501)	$(39,298)
Initial public offering, net of issuance costs of $18.6 million	—	—	13,953,332	1	190,709	—	—	190,710
Conversion of convertible preferred stock into common stock	(89,908,215)	(151,613)	21,634,898	2	151,611	—	—	151,613
Stock-based compensation	—	—	—	—	23,670	—	—	23,670
Vesting of shares of restricted common stock	—	—	148,743	—	—	—	—	—
Shares released from restriction upon vesting of early-exercised stock options	—	—	124,536	—	82	—	—	82
Exercise of common stock options	—	—	57,492	—	48	—	—	48
Net loss and comprehensive loss	—	—	—	—	—	—	(34,386)	(34,386)
Balance at September 30, 2021	—	$—	38,991,403	$5	$368,321	$—	$(75,887)	$292,439

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(68,145)	$(48,789)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	15,536	25,354
Depreciation	241	46
Non-cash lease expense	721	—
Amortization of premiums and discounts on short-term investments	(730)	—
Non-cash interest expense	—	264
Change in fair value of embedded derivative liability	—	205
Loss on extinguishment of convertible promissory note	—	754
Changes in operating assets and liabilities:
Prepaids and other current assets	(21)	(5,691)
Accounts payable	(1,594)	1,130
Accrued and other current liabilities	1,903	955
Deferred revenue	(582)	268
Net cash used in operating activities	(52,671)	(25,504)
Investing activities:
Purchases of property and equipment	(8,563)	(583)
Purchases of short-term investments	(171,023)	—
Maturities of short-term investments	14,250
Proceeds from lease incentive	2,629	—
Net cash used in investing activities	(162,707)	(583)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	113,634
Proceeds from initial public offering, net of offering costs	—	190,710
Proceeds from exercise of stock options, including early exercise	582	168
Payment of deferred offering costs	(362)	—
Net cash provided by financing activities	220	304,512
Net (decrease) increase in cash, cash equivalents, and restricted cash	(215,158)	278,425
Cash, cash equivalents, and restricted cash at beginning of period	280,724	15,498
Cash, cash equivalents, and restricted cash at end of period	$65,566	$293,923

Supplemental disclosure of noncash activities
Conversion of preferred stock to common stock	$—	$151,613
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,559	$15
Right-of-use assets and lease liabilities recognized upon commencement of lease	$3,370	$—

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

Liquidity

The Company had an accumulated deficit of $162.2 million, and cash, cash equivalents, restricted cash, and short-term investments of $222.5 million at September 30, 2022.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these condensed financial statements are issued.

The Company has devoted substantially all its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to September 30, 2022, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K (the "Annual Report") that the Company filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

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

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 113,039 and 253,824 shares as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company recorded $0.1 million and $0.2 million respectively, associated with shares issued with repurchase rights as other noncurrent liabilities in the accompanying condensed balance sheets.

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

The Company has not recorded any such liabilities at either September 30, 2022 or December 31, 2021.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted- average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding stock options and restricted stock units under the Company’s equity incentive plan and unvested shares issued under early exercise provisions subject to repurchase by the Company. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(21,976)	$(34,386)	$(68,145)	$(48,789)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,748,984	26,494,914	39,623,357	10,836,894
Net loss per share, basic and diluted	$(0.55)	$(1.30)	$(1.72)	$(4.50)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of September 30,
	2022	2021
Common stock options and restricted stock units	8,201,317	6,365,633
Unvested common stock	113,039	402,755
Total	8,314,356	6,768,388

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

The following table summarizes, by major security type, the Company's cash, cash equivalents, and investments that are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 (in thousands):

		September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$26,123	$—	$—	$26,123
Money market funds	Level 1	38,382	—	—	38,382
Total cash and cash equivalents		64,505	—	—	64,505
Investments:
U.S. Treasury securities	Level 1	86,042	—	(463)	85,579
Corporate debt securities and commercial paper	Level 2	71,461	—	(146)	71,315
Total investments		157,503	—	(609)	156,894
Total assets measured at fair value on a recurring basis		$222,008	$—	$(609)	$221,399

As of December 31, 2021, the Company considered the carrying amounts of cash and cash equivalents to be representative of their respective fair values due to their short maturities.

All investments held as of September 30, 2022 were classified as available-for-sale debt securities and had contractual maturities within one year. There were no realized gains or losses on these securities for the three and nine months ended September 30, 2022. The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2022 was $100.2 million. The Company evaluated its investments for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the investments, and the Company does not intend to do so prior to recovery of the amortized cost basis.

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

The Company adjusted the carrying value of the derivative liability within the convertible promissory note to the estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of derivative liability in the statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company recognized $0 and $0.2 million, respectively, of other income in the statements of operations and comprehensive loss related to increases in the fair value of the embedded derivative liability.

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the convertible promissory note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0.8 million in other expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2021, which included the derecognition of unamortized debt issuance costs.

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

At September 30, 2022, the Company had no restricted cash and deferred revenue, and at December 31, 2021, had $0.6 million of restricted cash and deferred revenue, representing funds received from BMGF and the Company's estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

The Company received no funding from BMGF during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company received $3.3 and $6.0 million, respectively, in funding from BMGF.

During the three and nine months ended September 30, 2022, the Company recognized revenue from the Grant Agreement of $0 and $0.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized revenue from the Grant Agreement of $1.8 million and $5.7 million, respectively. The Company had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through September 30, 2022, the Company has recognized $10.0 million in revenue since the inception of the Grant Agreement.

5. Additional Balance Sheet Information

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Taxes payable	$10	$—
Accrued paid time off	560	342
Accrued bonus	2,273	2,216
Other accrued liabilities	3,549	1,977
Accrued 401k	223	156
ESPP liability	105	66
Total accrued and other current liabilities	$6,720	$4,757

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

The Company incurred fees associated with the license, recorded as research and development expenses, of $0.1 million during the three and nine months ended September 30, 2022, and during the three and nine months ended September 30, 2021, the Company incurred a negligible amount in fees associated with the license.

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

During the three and nine months ended September 30, 2022, the Company incurred fees associated with the 2018 and 2020 Agreements, recorded as research and development expenses, of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2021, the Company incurred fees associated with the 2018 and 2020 Agreements of $0.2 million and $0.3 million, respectively.

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

During the three and nine months ended September 30, 2022, the Company incurred fees associated with the UW Flu License Agreement of a negligible amount and $0.1 million, respectively, recorded as research and development expenses.

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

During the three and nine months ended September 30, 2022, the Company incurred fees associated with the UT Agreement of $0.3 million, recorded as research and development expenses. During the three and nine months ended September 30, 2021, the Company did not incur fees associated with the UT Agreement.

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

In December 2021, the Company entered into a lease agreement for corporate office and laboratory space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The lease agreement provides the Company with an allowance for tenant improvements of $5.3 million that will be reimbursed to the Company or paid on its behalf as construction of improvements occurs. Through September 30, 2022, the Company received $2.6 million of the tenant improvement allowance. The monthly base rent will be $0.2 million for the first year and will increase by 3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at the first anniversary, and further reduced to $0.7 million at the second anniversary of the lease. In June 2022, the Company took possession of temporary office and laboratory space under a short-term lease that terminated in September 2022.

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating leases are as follows ($ in thousands):

	As of September 30, 2022	As of December 31, 2021
ROU assets:
ROU assets - operating leases	$3,330	$—
Lease liabilities:
Current portion of operating lease liabilities	1,591	—
Noncurrent portion of operating lease liabilities	5,089	—
Total lease liabilities	$6,680	$—
Weighted-average remaining lease term (in years):
Operating leases	5.3	—
Weighted-average discount rate:
Operating leases	8.0%	—

The components of lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$280	$—	$720	$—
Short-term lease costs	314	117	683	257
Total lease costs	$594	$117	$1,403	$257

The maturities of lease liabilities and reconciliation to the present value of lease liabilities are as follows (in thousands):

As of September 30, 2022
2022	$—
2023	2,137
2024	2,201
2025	2,267
2026	2,335
Thereafter	2,405
Total undiscounted lease payments	11,345
Less: lease incentives	(2,466)
Less: imputed interest	(2,199)
Total lease liabilities	6,680
Less: current lease liabilities	(1,591)
Lease liabilities, net of current portion	$5,089

9. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In connection with the Company's IPO in August 2021, all outstanding shares of the convertible preferred stock were converted into common stock as discussed below. No convertible preferred stock was outstanding as of September 30, 2022 or December 31, 2021.

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

Prior to its conversion into common stock in connection with the Company’s IPO in August 2021, the Company’s convertible preferred stock was classified as temporary equity on the Company’s balance sheets in accordance with authoritative guidance. In connection with the Company’s IPO, all outstanding shares of the convertible preferred stock converted into 21,634,898 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of the closing of the IPO.

On August 2, 2021, the Company amended and restated its certificate of incorporation to authorize 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of September 30, 2022.

Common Stock

As of September 30, 2022 and December 31, 2021, of the Company's 500,000,000 authorized shares of common stock, 39,900,403 and 39,429,103 shares were issued, respectively. As of September 30, 2022 and December 31, 2021, shares outstanding, which excludes common stock issued from the early exercise of unvested stock options, were 39,787,364 and 39,175,279, respectively.

On August 15, 2022, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Oppenheimer & Co. Inc. (the "Agent"), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Equity Distribution Agreement. Through September 30, 2022, no shares were sold under the Equity Distribution Agreement.

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

Common stock reserved for future issuance consisted of the following:

As of September 30,
2022
Common stock options and restricted stock units granted and outstanding	8,201,317
Shares available for issuance under the equity incentive plans	3,859,054
Shares available for issuance under the 2021 Employee Stock Purchase Plan	740,900
Total common stock reserved for issuance	12,801,271

A summary of the status of the options issued under the Company’s equity incentive plans as of September 30, 2022, and information with respect to the changes in options outstanding is as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	6,591,727	$8.04	9.26
Granted	1,838,759	14.63
Exercised (including early)	(323,952)	1.15		$4,423,538
Forfeited	(854,522)	7.57
Balance at September 30, 2022	7,252,012	$10.08	8.76	$2,719,679
Vested and expected to vest as of September 30, 2022	7,252,012	$10.08	8.76	$2,719,679
Vested and exercisable at September 30, 2022	1,918,265	$7.62	8.53	$946,443

Exercisable options in the table above reflect the number of options vested as of the date reported. The 2021 Plan permits early exercises of options. Cash received for early exercise of unvested options is recognized as an other noncurrent liability in the accompanying balance sheet and totaled $0.1 million at September 30, 2022.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of September 30, 2022.

The grant date fair value of options granted during the nine months ended September 30, 2022 was $20.2 million. The weighted-average grant date fair value of option grants during the nine months ended September 30, 2022 was $10.99 per share.

A summary of the status of RSUs issued under the Company’s equity incentive plans as of September 30, 2022, and information with respect to the changes in RSUs outstanding is as follows:

	Service-based RSUs		Performance-based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	388,500	$25.96	—	$—
Granted	660,413	$15.66	60,000	$18.74
Vested	(98,563)	$25.94	(12,000)	$18.74
Forfeited	(49,045)	$16.57	—	$—
Nonvested at September 30, 2022	901,305	$18.92	48,000	$18.74
Expected to vest at September 30, 2022	901,305	$18.92	—	$—

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP is 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increased on January 1, 2022 and each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 1% or 394,291 shares, on January 1, 2022. As of September 30, 2022, 53,391 shares have been purchased by employees under the ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively, and was $0 for the three and nine months ended September 30, 2021.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the ESPP has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,074	$931	$5,939	$1,471
General and administrative	3,360	22,739	9,597	23,883
Total	$5,434	$23,670	$15,536	$25,354

The Company recognizes compensation expense for options and RSU awards granted to employees and the board of directors based on their grant date fair value. The compensation expense is recognized over the vesting period of 4 years on a straight-line basis.

The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants issued during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free rate of interest	1.43%-3.59%	0.53%-1.23%
Expected term (years)	5.27 - 6.08 years	5.09 - 6.49 years
Expected stock price volatility	89.3% - 118.1%	86.0% - 88.4%
Dividend yield	0%	0%

As of September 30, 2022, the unrecognized compensation cost related to outstanding stock options and RSU awards was $45.0 million and $15.2 million, respectively, and is expected to be recognized as expense over a weighted-average period of approximately 2.91 years.

On August 4, 2021, as a result of the death of Tadataka (Tachi) Yamada, M.D., the Company's former Chairman, the Company's Board of Directors decided to accelerate the vesting of all of Dr. Yamada's previously unvested stock options as of the date of his death. The Company accelerated the vesting of 611,639 stock options, with exercise prices ranging from $0.83 to $5.90 per share, resulting in incremental non-cash, stock-based compensation of $21.0 million being recorded in the three and nine months ended September 30, 2021 as general and administrative expense.

10. Income Taxes

There was no provision for income taxes recorded during the three or nine months ended September 30, 2022 or 2021. The Company’s deferred tax assets continue to be reduced by a full valuation allowance.

The Company is subject to income taxes in the United States and its effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company's effective tax rate was 0% for the three and nine months ended September 30, 2022 and 2021. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 and 2021 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2022, the Company determined that, based on an evaluation of the four sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore the Company continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

11. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company contributed $0 and $0.1 million to the plan during the three and nine months ended September 30, 2022, respectively. The Company did not make any contributions to the plan during the three and nine months ended September 30, 2021.

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

There are currently no approved vaccines that target both RSV and hMPV, and our IVX-A12 combination is the first bivalent vaccine candidate against both RSV and hMPV to reach clinical stage, as well as the only clinical stage VLP in this space. RSV and hMPV are highly prevalent respiratory pathogens that occur seasonally. Based on the EPIC epidemiological study published in 2015, RSV and hMPV were two of the five most common pathogens causing pneumonia in adults, after human rhinovirus, influenza, and pneumococcus. In older adults, RSV is estimated to cause approximately 177,000 hospitalizations and 14,000 deaths each year in the United States alone, and data support similar morbidity and mortality for hMPV. Given the lack of a combination RSV and hMPV vaccine, and the current size of vaccines markets such as pneumococcal and influenza, we believe this represents an important unmet need and large commercial opportunity.

In June 2022, we announced positive topline interim results from our Phase 1/1b clinical trial of IVX-121 in young and older adults. These topline interim data showed that IVX-121 induced a robust immune response, consistent across both young and older adult groups, and including at the lowest non-adjuvanted dose tested and was generally well-tolerated across all dosage groups. In August 2022, we submitted an investigational new drug application (IND) for IVX-A12 to the U.S. Food and Drug Administration (FDA). We received authorization to proceed from the FDA and in October 2022, we announced initiation of a Phase 1 clinical trial, with topline interim data expected in mid-2023. We are also conducting a Phase 1b extension study for IVX-121, in which a subset of older adults from the Phase 1b cohort will be followed out to 12 months to assess durability of response, with 6-month immunogenicity data expected by early 2023, and 12-month immunogenicity data expected in mid-2023.

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults. We are focused on a bivalent strategy for our COVID-19 vaccine candidate development, with optionality to include such a candidate as a potential component of our combination VLP vaccines. We have also licensed the rights to develop and commercialize an influenza VLP vaccine from the University of Washington (UW) and have an emerging flu program. We expect to select a vaccine candidate to advance into clinical development for both the COVID-19 bivalent program and the influenza program in 2023.

We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $340.2 million. In August 2021, we completed our initial public offering (IPO) with the sale of 13,953,332 shares of common stock at an IPO price of $15.00 per share with net proceeds of $190.7 million, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of September 30, 2022, we had cash, cash equivalents, restricted cash, and short-term investments of $222.5 million.

We have incurred significant operating losses since inception. Our net loss for the nine months ended September 30, 2022 was $68.1 million. As of September 30, 2022, we had an accumulated deficit of $162.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

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

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the three and nine months ended September 30, 2022 and 2021, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million in support of our development of our IVX-411 COVID-19 vaccine for pandemic use. The Grant Agreement terminated in accordance with its terms on March 31, 2022.

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
•
the rate of inflation; and
•
the immunogenicity, efficacy and safety profile of the vaccine candidate.

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

Loss on Extinguishment of Convertible Promissory Note

We recorded a loss on extinguishment of convertible promissory note of $0 and $0.8 million during the three and nine months ended September 30, 2021, respectively, in connection with the conversion of our convertible promissory note issued in August 2020. See Note 7 to the unaudited condensed financial statements included in this Quarterly Report for more information on this transaction.

Interest and Other Income (Expense)

Interest income consists of interest income earned on short-term investments in debt securities and interest bearing demand accounts.

Interest expense consisted of interest on our outstanding convertible promissory note at a per annum interest rate of 6.0% and non-cash interest expense related to discount amortization prior to its conversion into shares of our Series B-2 convertible preferred stock in March 2021.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Grant revenue	$—	$1,827	$(1,827)	$582	$5,732	$(5,150)
Operating expenses:
Research and development	15,484	10,883	4,601	49,217	24,713	24,504
General and administrative	7,659	25,357	(17,698)	21,292	28,669	(7,377)
Total operating expenses	23,143	36,240	(13,097)	70,509	53,382	17,127
Loss from operations	(23,143)	(34,413)	11,270	(69,927)	(47,650)	(22,277)
Other income (expense)
Change in fair value of embedded derivative liability	—	—	—	—	(205)	205
Loss on extinguishment of convertible promissory note	—	—	—	—	(754)	754
Interest and other	1,167	27	1,140	1,782	(180)	1,962
Total other income (expense)	1,167	27	1,140	1,782	(1,139)	2,921
Net loss	$(21,976)	$(34,386)	$12,410	$(68,145)	$(48,789)	$(19,356)

Grant Revenue

We recognized revenue from the Grant Agreement of $0 and $0.6 million for the three and nine months ended September 30, 2022, respectively, compared to $1.9 million and $5.8 million for the three and nine months ended September 30, 2021, respectively. We had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through September 30, 2022, we have recognized $10.0 million in revenue since the inception of the Grant Agreement.

Research and Development Expenses

Research and development expenses were $15.5 million for the three months ended September 30, 2022, compared to $10.9 million for the three months ended September 30, 2021. The increase of $4.6 million was due to a $1.9 million increase in direct costs related to clinical development, a $1.3 million increase in personnel related expenses due to increased headcount to support our development activities, a $1.1 million increase related to non-cash stock-based compensation expense, and a $0.5 million increase in other expenses, offset by a $0.2 million decrease in direct costs related to manufacturing and preclinical development.

For the nine months ended September 30, 2022, research and development expenses were $49.2 million, compared to $24.7 million for the nine months ended September 30, 2021. The increase of $24.5 million was due to a $8.1 million increase in direct costs related to manufacturing and preclinical development, a $6.0 million increase in direct costs related to clinical development, a $4.5 million increase related to non-cash stock-based compensation expense, a $4.5 million increase in personnel related expenses due to increased headcount to support our development activities, and a $1.3 million increase in other expenses.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs, which include but are not limited to personnel and facilities costs, on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSV-hMPV	$7,382	$2,800	$20,974	$8,471
SARS-CoV-2	865	4,209	7,853	9,651
Internal costs and unallocated research and development expense	7,237	3,874	20,390	6,591
Total research and development expense	$15,484	$10,883	$49,217	$24,713

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended September 30, 2022, compared to $25.4 million for the three months ended September 30, 2021. The decrease of $17.7 million consisted of lower non-cash stock-based compensation expense of $19.4 million, due to $21.0 million recognized in 2021 for the modification of stock options accelerated in connection with the death of our former Chairman, offset by increased personnel-related expenses of $0.8 million, increased professional services, including audit and legal fees, of $0.3 million, increased insurance costs of $0.2 million, and increased other expenses of $0.4 million.

For the nine months ended September 30, 2022, general and administrative expenses were $21.3 million, compared to $28.7 million for the nine months ended September 30, 2021. The decrease of $7.4 million consisted of lower non-cash stock-based compensation expense of $14.3 million, due to $21.0 million recognized in 2021 for the modification of stock options accelerated in connection with the death of our former Chairman, offset by increased personnel-related expenses of $2.9 million, increased professional services, including audit and legal fees, of $1.7 million, increased insurance costs of $1.2 million, and increased other expenses of $1.1 million

Other Income (Expense)

Other income (expense) was income of $1.2 million for the three months ended September 30, 2022, compared to a negligible amount of income for the three months ended September 30, 2021. The $1.2 million change was the result of higher net interest income.

Other income (expense) was income of $1.8 million for the nine months ended September 30, 2022, compared to $1.1 million of expense for the nine months ended September 30, 2021. The $2.0 million change was the result of a loss on extinguishment of convertible promissory note of $0.8 million in 2021, a loss recognized on the change in fair value of derivative liability of $0.2 million in 2021, and net interest income of $1.8 million in 2022 compared to net interest expense of $0.2 million in 2021.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and we may never become profitable. Since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and common stock. In August 2021, we completed our IPO with the sale of 13,953,332 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,819,999 additional shares, at an IPO price of $15.00 per share with net proceeds of $190.7 million. Prior to our IPO, we had funded our operations primarily through the sale of convertible preferred stock and had previously raised $149.5 million in net proceeds. As of September 30, 2022, we had cash, cash equivalents, restricted cash, and short-term investments of $222.5 million and an accumulated deficit of $162.2 million.

In August 2022, we entered into the Equity Distribution Agreement with Oppenheimer & Co. Inc. (the “Agent”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. There have been no shares of our common stock sold under the Equity Distribution Agreement as of September 30, 2022.

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
▪
any delays and cost increases that may result from the COVID-19 pandemic or supply chain and staffing issues;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by
Operating activities	$(52,671)	$(25,504)
Investing activities	(162,707)	(583)
Financing activities	220	304,512
Net change in cash, cash equivalents, and restricted cash	$(215,158)	$278,425

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $52.7 million, consisting primarily of our net loss incurred during the period of $68.1 million adjusted for $15.8 million of non-cash expenses and $0.3 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $15.5 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a $0.3 million increase in accounts payable and accrued and other current liabilities, and a $0.6 million decrease in deferred revenue.

Net cash used in operating activities for the nine months ended September 30, 2021 was $25.5 million, consisting primarily of our net loss incurred during the period of $48.8 million adjusted for $26.7 million of non-cash expenses, and $3.3 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $25.4 million in stock-based compensation, including $21.0 million recognized for the modification of stock options accelerated in connection with the death of our former Chairman, $0.8 million loss on extinguishment of convertible promissory note, $0.3 million non-cash interest expense, and $0.2 million of non-cash expense recognized related to the change in fair value of the derivative liability. The net change in operating assets and liabilities consisted of a $5.7 million decrease in prepaid and other current assets, a $2.1 million increase in accounts payable and other current liabilities, and a $0.3 million decrease in deferred revenue.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $162.7 million, consisting of purchases of short-term investments of $171.0 million and $8.6 million of purchases of property and equipment, offset by $14.3 million of maturities of short-term investments and $2.6 million in proceeds from lease incentives.

Net cash used in investing activities for the nine months ended September 30, 2021 was $0.6 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.2 million consisting of $0.6 million of proceeds from exercises of stock options offset by payment of $0.4 million of deferred offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $304.5 million consisting of $190.7 million in net proceeds related to the issuance of common stock in connection with the IPO in August 2021, $92.6 million in net proceeds related to the issuance of Series B-1 convertible preferred stock in March 2021, $21.0 million in net proceeds related to the issuance of Series A-1 convertible preferred stock in February 2021, and $0.2 million proceeds from exercises of stock options, including early exercises.

Contractual Obligations and Commitments

As we describe in Note 8 of the accompanying unaudited condensed financial statements, we have a lease agreement for corporate office and laboratory space in Seattle, Washington. The lease agreement expires in December

2027 and provides for a one-time option to extend for a period of five additional years. Lease payments begin in January 2023, and the monthly base rent will be $0.2 million for the first year and will increase by 3.0% per year over the initial term. In addition, we are obligated to pay for common area maintenance and other costs. The lease agreement provides us with an allowance for tenant improvements of $5.3 million that will be reimbursed to us or paid on our behalf as construction of improvements occurs. Under the terms of the lease agreement, we are required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at the first anniversary, and further reduced to $0.7 million at the second anniversary of the lease.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of September 30, 2022 and December 31, 2021, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein.

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

We describe our significant accounting policies in Note 2 of the accompanying unaudited condensed financial statements and in Note 2 to the audited financial statements contained in the Annual Report. During the nine months ended September 30, 2022, there were no material changes to our significant accounting policies from those described in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents, and restricted cash consist of cash in readily available checking accounts and money market funds. Our short-term investments consist of investments in debt securities that have maturities of less than one year. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $68.1 million for the nine months ended September 30, 2022 and $67.0 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $162.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

We are early in our development efforts and have two vaccine candidates in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our vaccine candidates. The success of our vaccine candidates will depend on several factors, including the following:

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

We have invested a significant portion of our efforts and financial resources in developing our lead candidate, IVX-A12, a bivalent combination of our vaccine candidates IVX-121 and IVX-241. We only recently commenced clinical testing of IVX-A12 and IVX-121 and, to date, we have only evaluated IVX-241 in preclinical studies. Although IVX-121, IVX-241 and the combination candidate IVX-A12 have produced successful results in animal studies, and we announced positive topline interim results from our Phase 1/1b clinical trial of IVX-121 in young and older adults in June 2022, IVX-A12 may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our business prospects are highly dependent on our ability to develop, obtain marketing approval for and successfully commercialize IVX-A12, which will require us to succeed in a range of challenging activities that are subject to numerous risks and uncertainties, including those described in this “Risk Factors” section. Many of these risks and uncertainties are beyond our control, including the clinical development and regulatory approval process; potential threats to our intellectual property rights; and the manufacturing, marketing and sales efforts of any current or future third-party contractors. Furthermore, given the early stage of development of IVX-A12, it will be years before we are potentially able to demonstrate the safety and efficacy of IVX-A12 sufficient to warrant marketing approval, and we may never be able to do so. If we are unable to develop, receive marketing approval for and successfully commercialize IVX-A12, or if we experience delays as a result of any of these factors or otherwise, our business would be significantly harmed.

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

As a result, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be successful. Inadequate immunogenicity or efficacy, or safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our vaccine candidates in those and other indications, and the potential for a pan-respiratory vaccine, all of which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, immunogenicity and efficacy of the vaccine candidates in humans. Before we can initiate clinical trials for our vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for authorization to proceed with clinical development. We are currently conducting a Phase 1 clinical trial of IVX-A12 in the United States. We are also conducting or planning to conduct clinical trials in additional jurisdictions outside the United States. The FDA or other regulatory authorities could require us to conduct additional preclinical studies or added clinical evaluation under any IND, CTA or similar regulatory filing, which may lead to delays and increase the costs of our preclinical and clinical development programs. In addition, even after commencing a clinical trial, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our planned or ongoing clinical trials for our vaccine candidates could significantly affect our product development timelines and product development costs.

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
•
manufacturing sufficient quantities of a vaccine candidate or adjuvant for use in clinical trials, which could be impacted by COVID-19 outbreaks, supply chain disruption or other issues;

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

In addition, disruptions caused by COVID-19 outbreaks may also increase the likelihood that we encounter such difficulties or delays in initiating, conducting or completing our planned clinical trials. Specific COVID-19 or future pandemic-related mandates, such as mask-wearing and limits to congregating, could also result in a diminished circulation of target respiratory viruses, which could result in challenges establishing efficacy in our planned late-stage clinical trials that have endpoints specific to rates of infection in placebo- versus vaccine- treated groups.

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

Successful and timely completion of clinical trials will require that we identify and enroll a specified number of subjects for each of our clinical trials. We may not be able to initiate or continue clinical trials for our vaccine candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the risk that enrolled subjects will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages and risks of the vaccine candidate being studied in relation to other available vaccines, including any new products that may be approved for the indications we are investigating as well as any vaccine candidates under development. Across our ongoing and anticipated clinical trials and target subjects, other vaccine companies targeting these same infections are recruiting clinical trial subjects from these target populations, which may make it more difficult to fully enroll our clinical trials.

In addition, the process of finding subjects may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit subjects to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants as may the seasonal cycles associated with respiratory illnesses such as RSV and influenza and the impacts of potential COVID-19 outbreaks. If subjects are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, negative perceptions of vaccines generally or of any of our vaccine candidates in particular, the availability of approved or authorized vaccines, the effects of COVID-19 outbreaks, or the fact that enrolling in our trials would prevent subjects from taking a different vaccine, or we otherwise have difficulty enrolling a sufficient number of subjects, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of our vaccine candidates may be delayed. Our inability to enroll a specified number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our preclinical studies and clinical trials. Though we have entered into agreements governing their services, we will have limited influence over their actual performance.

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

Our projections of both the number of people who have respiratory diseases, as well as the subset of people with these diseases who have the potential to benefit from immunization with our vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for all the respiratory conditions we aim to address with our vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes for later stage efficacy trials are based on our current estimates for rates of infection for the specific pathogens targeted by our vaccine candidates. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, may result in us having to expand or repeat a clinical trial, or could impact the likelihood of success of our clinical development. In particular, the incidence rate of hMPV is uncertain. We are planning our own epidemiological assessment of hMPV and RSV infections in older adults prior to commencing our planned efficacy clinical trial to inform our determination of the sample size of the patient population to be enrolled in the trial. If the outcome of that assessment is a lower incidence rate than we are currently anticipating, we may need to plan for a larger efficacy clinical trial than we are currently planning for, which would result in increased clinical development costs. In addition, the likely approval of GlaxoSmithKline and Pfizer’s RSV vaccines based on high levels of efficacy demonstrated in Phase 3 clinical studies could make our clinical trial recruitment more difficult and increase our clinical development costs.

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

We are conducting clinical trials for two of our vaccine candidates. Our other vaccine candidates are in the preclinical development stage. We will need to successfully complete our current and additional planned clinical trials in order to seek FDA or comparable foreign regulatory approval to market our vaccine candidates. Carrying out clinical trials and the submission of a successful BLA or other regulatory submission for marketing approval is a complicated process. In general, in order to proceed with clinical trials, we must receive authorization to proceed under INDs or comparable applications submitted to foreign regulatory authorities. We have not previously completed any clinical trials, and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. We also plan to conduct a number of clinical trials for multiple vaccine candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. We are in the early stages of consultation with the FDA. Therefore, we cannot be certain how many clinical trials of our vaccine candidates will be required or how such trials should be designed, or that we will not encounter material delays in our clinical development plans. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our vaccine candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of vaccine candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our vaccine candidates.

We have licensed the rights in our technology for a limited number of infectious diseases in certain jurisdictions, which may limit our ability to obtain regulatory approval, commercialize our vaccine candidates, or expand our pipeline to fully realize the commercial potential of our VLP platform.

We have a prescribed list of infectious disease applications for which we have obtained licenses from UW to develop vaccine candidates using our VLP technology platform. Third parties may also have licensed or will license the same VLP technology from UW for use in infectious disease applications or jurisdictions where we do not have an exclusive license. Any adverse developments that occur during clinical trials related to these infectious disease applications conducted by third parties in other jurisdictions may result in delays, limitations or denials of regulatory approvals of our vaccine candidates, may cause regulators to require us to conduct additional clinical trials as a condition to marketing approval, may result in the withdrawal of any approvals of our vaccine candidates that we receive in the future, or may result in further restrictions on our ability to commercialize our vaccine candidates. Such adverse developments may also negatively impact the perception of our vaccine candidates, which may reduce the enrollment of subjects in our clinical trials or inhibit our ability to market our vaccine candidates in the future if approved. For example, SK Bioscience (SK) is developing a vaccine candidate that uses the same VLP technology that we have licensed from UW for our vaccine candidates. The vaccine received marketing approval in South Korea in June 2022 and SK submitted an application for conditional marketing authorization to the European Medicines Agency in September 2022. Any adverse developments related to its vaccine could negatively impact our vaccine candidates and perceptions of our VLP platform.

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

Further, the COVID-19 pandemic has created a more uncertain regulatory landscape that may adversely impact our ability to receive approvals for our vaccine candidates. As of November 2022, the FDA has not provided guidance on the path to regulatory approval for a second generation COVID-19 vaccine, or a combination vaccine that includes a SARS-CoV-2 component, in the United States. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our vaccine candidates.

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

Separately, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to COVID-19 risks. Regulatory authorities outside the United States may adopt similar policy measures. If a prolonged government shutdown were to occur based on pandemic or other factors, or if global health considerations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our vaccine candidates and any products that we may develop may compete with other vaccine candidates and products for access to manufacturers and manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, the COVID-19 pandemic and supply chain and staffing shortages have reduced manufacturing capacity worldwide and limited access to materials needed to manufacture key components of our vaccine candidates. Further, certain of our in-license agreements require that vaccine products sold in the United States be substantially manufactured in the United States, which limits the number of manufacturers available to us. Increased competition amongst developers to access manufacturers and materials could increase the costs of, or otherwise limit our ability to, manufacture our vaccine candidates.

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

As part of our development strategy, we plan to initiate scale-up of manufacturing process development activities to enable incorporation of final process changes early in the overall development cycle. In addition, we intend to evaluate alternative manufacturing processes that we believe could reduce time from candidate selection to availability of clinical trial material, enable us to rapidly respond to annual strain changes as needed in our flu program, and potentially make our VLP technology available as needed for future pandemics. However, we may face significant challenges in this scale-up of manufacturing capabilities and development of alternative manufacturing processes, including challenges with respect to large scale process development, analytical development and quality control testing, and manufacturing our vaccine candidates to our specifications and in a timely manner to support our preclinical and clinical trials. We may also face challenges in identifying and securing third-party manufacturers to support our manufacturing development activities and to produce sufficient quantities at an acceptable cost. Delays in establishing and scaling up our manufacturing process, including any alternative manufacturing processes, and in securing third-party manufacturers may materially delay or disrupt our development efforts, and increase our overall development costs. In particular, if we are unable to develop faster alternative manufacturing processes, this will limit the prospects of any influenza or COVID-19 vaccine that we develop.

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

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, of non-VLP vaccine candidates targeting RSV, hMPV and SARS-CoV-2. For example, GlaxoSmithKline, Pfizer, Bavarian Nordic, Janssen, and Moderna are currently developing vaccines against RSV for use in older adults, with several currently in Phase 3 trials, and GlaxoSmithKline and Pfizer are each expected to receive marketing approval in 2023. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in clinical trials for pediatric use and Sanofi has announced that it is exploring RSV monovalent and RSV and hMPV combination vaccines for older adults preclinically. Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, and Novavax along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and Novavax and Pfizer which have a COVID-19/influenza combination vaccine in Phase 1/2 clinical development. We also compete with companies that have developed VLP technologies targeting COVID-19 and may target RSV or hMPV in the future. These companies include Bavarian Nordic, SpyBiotech, VBI Vaccines, and Medicago. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials, require changes to our clinical trial designs and limit our commercial opportunity.

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

Our business is subject to risks arising from COVID-19 outbreaks, and future pandemic and epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the United States and global economies, financial markets, labor markets and supply chains. Consistent with safety and applicable guidance from federal, state and local authorities, we are conducting business as usual, with our employees generally working both remotely and onsite. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. To date, we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 or other disease outbreaks could have on our business in the future, particularly as we advance our vaccine candidates through clinical development, the continued spread of COVID-19, the measures taken by the governmental authorities, any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the manufacture or shipment of drug substances and finished drug products for our vaccine candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing or timely advancing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and any future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials or other regulatory matters.

The extent to which impacts associated with the COVID-19 pandemic or a future epidemic may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, vaccine utilization, effectiveness and durability, business or supply chain disruptions and the effectiveness of actions taken in the United States and other countries to contain the spread of infection and otherwise address the particular pandemic or epidemic.

To the extent COVID-19 and associated impacts adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

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

As of September 30, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 27% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
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

As of September 30, 2022, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus for the IPO.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/2/2021	3.1
3.2	Amended and Restated Bylaws	8-K	8/2/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	7/22/2021	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2021, by and among the Registrant and certain of its stockholders	S-1/A	7/22/2021	4.2
10.1	Equity Distribution Agreement, dated August 15, 2022 by and between the Registrant and Oppenheimer & Co. Inc.	S-3	8/16/2022	1.2
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ICOSAVAX, INC.

Date:	November 14, 2022	By:	/s/ Adam Simpson
Adam Simpson
President and Chief Executive Officer
(principal executive officer)

Date:	November 14, 2022	By:	/s/ Thomas Russo, CFA
Thomas Russo, CFA
Chief Financial Officer
(principal financial and accounting officer)