Form 10-K
period 2022-12-31
Icosavax, Inc.
filed 2023-03-30
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2022, was approximately $184 million.

As of March 21, 2023, the registrant had 41,395,981 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

Overview

We are a biopharmaceutical company leveraging our innovative virus-like particle (VLP) platform technology to develop vaccines against infectious diseases, with an initial focus on life-threatening respiratory diseases. Our VLP platform technology is designed to enable multivalent, particle-based display of complex viral antigens, which we believe will induce broad, robust, and durable protection against the specific viruses targeted. Our pipeline includes vaccine candidates targeting some of the most prevalent viral causes of pneumonia. We are developing these candidates for older adults, a patient population with high unmet need. Our lead vaccine candidate IVX-A12 is a bivalent candidate, or a mixture of two different VLP candidates. IVX-A12 combines IVX-121, a vaccine candidate designed to target respiratory syncytial virus (RSV), and IVX-241, a vaccine candidate designed to target human metapneumovirus (hMPV). There are currently no vaccines approved that target both RSV and hMPV, which are two common causes of pneumonia in older adults. In September 2021, we began the clinical development of IVX-A12 by conducting a Phase 1/1b clinical trial of IVX-121 targeting RSV, and we reported positive interim topline and six-month durability data with respect to IVX-121 in June 2022 and December 2022, respectively. As planned, we then transitioned development to our IVX-A12 bivalent RSV/hMPV candidate. In October 2022, we received allowance for our investigational new drug application (IND) from the U.S. Food and Drug Administration (FDA) and initiated a Phase 1 clinical trial of IVX-A12, with topline interim data expected in the second quarter of 2023. In February 2023, we announced that the FDA granted IVX-A12 fast track designation for the prevention of disease caused by RSV and hMPV in older adults aged 60 or older.

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults, including influenza and SARS-CoV-2. In the future we may also develop candidates in other areas of unmet need where VLP vaccines have the potential to offer differentiated benefits.

Our Strategy

Our goal is to utilize our VLP platform technology to develop vaccines against infectious diseases with an initial focus on life-threatening respiratory diseases and a vision of creating pan-respiratory vaccines for older adults. Key elements of our strategy include:

•
Advancing our combination RSV-hMPV VLP vaccine candidate, IVX-A12, through clinical development and regulatory approval for the prevention of respiratory disease including pneumonia in older adults. Following positive interim topline and six-month durability data for IVX-121 in RSV, we initiated a Phase 1 trial for IVX-A12. We expect topline interim data for this trial in the second quarter of 2023 and, assuming positive results, plan to thereafter initiate a Phase 2 trial of IVX-A12. While monovalent RSV vaccines may soon be approved by the FDA, there is no approved vaccine for hMPV, and we believe that our bivalent RSV- and hMPV-targeted VLP vaccine is differentiated by targeting two leading causes of pneumonia in one vaccine, as well as other potential benefits.

•
Leveraging our VLP platform technology to pursue additional vaccine candidates and combinations in indications with high unmet need. We believe our VLP vaccine technology has broad potential applicability beyond RSV and hMPV, including in influenza and SARS-CoV-2, and we have programs in both of these indications. We plan to evaluate the development of VLP candidates for other indications with high unmet need and where VLP vaccines have the potential to offer differentiated benefits. We also plan to continue to evaluate the potential of our VLP platform technology in combination vaccines in support of our vision to ultimately create pan-respiratory vaccines.

•
Building manufacturing scale-up capability early in the development process. For all our vaccine candidates, we plan to identify and contract with large-scale commercial contract development and manufacturing organizations early in the development process. Our strategy is to initiate scale-up of manufacturing process development activities immediately following commencement of clinical trials to enable incorporation of manufacturing process changes early in development. We believe that this will lower manufacturing risk for our programs as well as accelerate our timelines to regulatory approval.

•
Further optimizing our VLP platform technology and enhancing our antigen design capability. We intend to invest in process enhancements that we believe could enable more rapid development of future vaccine candidates. As part of this plan, we intend to evaluate alternative manufacturing processes that we believe could reduce time from candidate selection to availability of clinical trial material and enable us to rapidly respond to annual strain changes as needed in our influenza program. We have also added a research team deploying cutting edge antigen design and VLP scaffold design in the development of our pipeline programs.

•
Maximizing the value of our vaccine candidates through selective partnerships. As we continue to build and advance our vaccine candidate pipeline, we may explore on a candidate-by-candidate or regional-basis partnerships or strategic collaborations to accelerate development or commercialization with third parties who have complementary capabilities that allow us to enhance the value of our pipeline.

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

Our vaccine technology was licensed from the Institute for Protein Design at the University of Washington (UW) and is designed to enable the application of VLP-based vaccines against a broader array of pathogens than has been possible with naturally occurring VLPs and to overcome the manufacturing challenges experienced with these VLPs as well as some additional VLP technologies. Our licensed VLP technology utilizes a computationally designed protein structure that self-assembles without interfering with the structure of the displayed antigens. The individual protein components are expressed and purified using traditional recombinant protein techniques, which we believe will allow us to manufacture our VLP vaccine candidates efficiently at scale.

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

Our initial focus is on the development of vaccines to prevent respiratory disease including pneumonia caused by viral pathogens in older adults. We believe there is a need for effective vaccines to combat infections in older adults, who are generally less able to mount an immune response against pathogens compared to other age groups due to immunosenescence. Immunosenescence causes older adults to be more susceptible to severe symptoms and death from infections and results in a weaker response to vaccination with conventional vaccines. For many infectious diseases, including RSV, hMPV, influenza and SARS-CoV-2, there is a strong correlation between nAb levels and increased protection against disease. For this reason, vaccines able to induce the highest and most durable nAb titers will likely be the most protective against infection, particularly in older adults. We believe that VLP vaccines may be effective in generating the high and durable nAb responses needed. In addition, we believe our platform has the potential to address the global need for thermostable, low-cost, and readily manufacturable vaccines.

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

Potential Benefits of VLP Vaccines

There are a number of highly effective VLP vaccines on the market (e.g., for HPV and HBV) and vaccines in development (e.g., for norovirus) that are based on naturally occurring VLPs. In these instances, the vaccines contain proteins from the target pathogen that naturally self-assemble into VLPs and are capable of inducing a protective immune response. Data from third-party and our preclinical studies and clinical trials suggest that VLPs are capable of inducing a robust and durable immune response that in some cases was superior to soluble protein antigens alone.

The robust response to VLPs is believed to be due to their interaction with several aspects of both the innate and adaptive arms of the immune system, which are responsible for driving immediate and lasting immune responses. The innate immune system involves a diverse set of cells, including dendritic cells, mast cells, eosinophils, basophils, neutrophils and macrophages, all of which generate a rapid response to pathogens or other foreign bodies. The adaptive immune system is a second line of defense that is specific to a pathogen or antigen and is triggered when antigen presenting cells (APCs) from the innate immune system activate and recruit cells from the adaptive immune system. The adaptive immune system is composed of T cells and B cells which can form immunologic memory and therefore be activated upon reintroduction of the initial antigen or pathogen.

As illustrated in the figure below, VLPs are believed to induce robust immune responses through (1) improved uptake and presentation of VLP-based antigens by APCs that “instruct” T cells on pathogenic threats, (2) efficient trafficking of VLPs to the lymph nodes, a critical site for adaptive immune responses, (3) enhanced cellular crosstalk between APCs, T cells and B cells and (4) the potential of multivalent, VLP-based antigens to effectively cross-link and stimulate antigen receptors on B cells, which mature into short-lived plasma cells, long-lived plasma cells and memory B cells following exposure to antigens. Compared to soluble antigens, the observed strength of B cell receptor cross-linking by multivalent, VLP-based vaccines are believed to increase the induction of long-lived plasma cells, which provide a durable antibody response. As an example, marketed HPV vaccines have demonstrated high levels of immunogenicity and efficacy for 9-10 years following vaccination while 80% people vaccinated with the hepatitis B virus (HBV) VLP vaccine showed protective titers at least 10 years after their primary immunization.

We believe there are several other potential advantages to VLP-based vaccines. VLPs are non-replicating and non-infectious, which we believe has the potential to make them safer to use in all populations. In addition, since they do not replicate, VLPs have the potential to stimulate immune responses even in the presence of pre-existing immunity (through either previous infection or vaccination), which has limited the utility of some viral vector-based vaccine platforms. VLPs have also been observed to induce robust nAb levels in older adults, despite immunosenescence. VLPs have also been effective in the development of combination vaccines. For example, the Gardasil and Cervarix vaccines for use against HPV, among others, incorporate combinations of VLPs targeting different viral strains. For Gardasil, the initial formulation contained four VLPs, and serotype coverage was expanded through the inclusion of five additional HPV type VLPs in a second-generation product, showing the feasibility of expanding VLP formulations. Gardasil/Gardasil-9 generated $6.9 billion in 2022 worldwide sales. In addition, the Takeda/HilleVax norovirus VLP candidate, a combination of two VLPs targeting different norovirus genotypes, has successfully completed Phase 2 clinical trials. Evaluation of nAb titers induced by this vaccine candidate showed no difference between the response seen in adults aged 22-48 and adults aged 60 and over. In 2022, we announced positive Phase 1b clinical data with respect to our IVX-121 VLP vaccine candidate, as described above and below, that indicated that IVX-121 was generally well-tolerated and generated a robust nAb response in both young and older adults that was sustained for at least 6 months after administration.

Limitations of Earlier VLP Technologies

The major drawback of naturally occurring VLPs is that they often cannot be easily engineered to display complex antigen targets or manufactured at commercially relevant scale. Since very few pathogens have protective antigens that naturally form VLPs, where the manufactured proteins naturally fold into the shape of a multimeric particle, this limits the specific pathogens that can be targeted with this approach. Several developers have and are currently utilizing various other approaches to develop and manufacture VLP-based vaccines. One approach is to use proteins from viruses that naturally form VLPs (e.g., tobacco mosaic virus and HBV) as scaffolds for protective antigens that fail to form VLPs on their own. There are also naturally occurring proteins that self-assemble into particles (e.g., bacterial protein ferritin or lumazine synthase) that can be used as scaffolds for presenting heterologous antigens. The main limitation of the natural scaffold-based approaches is that the structure is fixed resulting in limitations on the size and nature of the antigens that can be incorporated into these particles, as well as the valency and geometry of the antigens presented. Another approach is to use an enveloped VLP that buds from the host cell and contains cellular lipids that make up the lipoprotein envelope. Although this allows for incorporation of complex heterologous antigens, enveloped VLPs can be challenging to purify, with concerns about viral contamination as well as host-cell proteins being carried through to the enveloped VLP, particularly when mammalian expression systems are used. In addition, enveloped VLPs have historically had poor yields, scalability, and stability challenges.

Our Solution—Computationally Designed VLP Technology

We believe that our computationally designed VLP platform technology, licensed from UW, retains the benefits of the naturally occurring VLPs while potentially overcoming the constraints and limitations seen in some other VLP technologies to date. Our platform is based on technology developed by scientists at UW, who pioneered a computationally designed VLP system with potential to address a wide range of vaccine targets.

Our licensed VLP technology includes VLPs formed from one and two protein components that are separately produced using traditional recombinant protein manufacturing techniques. With respect to our two component VLP technology, the antigen-bearing Component A consists of a trimeric protein that is genetically fused to the target protein of interest and is produced in eukaryotic or prokaryotic cells. The trimeric Component A assembly domain is derived from a thermophilic bacterium and has shown stability at above 70 degrees Celsius, which we believe has the potential to confer stability to the assembled VLP. The second protein, Component B, is a pentameric protein that is produced by bacterial fermentation and assembles cooperatively with Component A to form the two component VLP.

We are focusing our current development efforts on a single two component VLP scaffold, which allows for the same Component B to be shared across multiple vaccine candidates featuring different antigens presented on Component A, as illustrated in the graphic below.

Component A
(antigen-specific)
RSV
hMPV
FLU
SARS-CoV-2
Component B
(common)
VLPs
IVX-121
IVX-241
Flu
Quadrivalent
COVID-19
Bivalent

Component A and Component B are expressed and purified separately prior to assembly. Upon mixture, the two protein components self-assemble into an icosahedral VLP displaying multiple copies of a trimeric or monomeric antigen, such as the 20 copies of the trimeric RSV or hMPV antigens in IVX-121 or IVX-241, respectively. VLPs may also be assembled using multiple Component As incorporating the same antigen, or by mixing Component As incorporating more than one antigen as shown with the mosaic influenza particle in the graphic above.

Using our VLP platform technology we engineer vaccine candidates comprised of self-assembling proteins that are designed to have the following potential benefits:

•
Robust, durable, and broad immune responses. The icosahedral symmetry of our VLPs mimics viral geometry and is designed to allow for increased antigen density. In addition, we believe our VLPs are within the optimal size range (20-100 nm) that enables efficient trafficking to the lymph nodes as seen with natural VLPs. Both increased antigen density and lymph node trafficking are known to trigger robust B cell immune responses. We believe that preclinical data and initial clinical data support the potential of our platform to generate VLPs that provide one or more of the following benefits: high nAb levels, durable immunogenicity, cross-protection against related viral strains, and a favorable tolerability profile.

•
Potential to display complex heterologous antigens. Our approach allows for the multivalent display of complex antigens that would not normally form into VLPs.

•
Highly scalable manufacturing and ease of purification. Our technology facilitates the use of standard, scalable recombinant protein production methods for vaccine manufacturing and purification with well-established cell line and fermentation technologies.

•
Increased antigen stability. Our VLPs are designed to confer increased stability to our vaccine candidates, which we believe will allow for improved storage and distribution.

Vaccine Market Overview

The 2021 global vaccine market was estimated to be over $140 billion, including an estimated $100 billion for COVID-19, $8 billion for influenza, and $7 billion for pneumococcal. Although sales for COVID-19 vaccines are projected to decline over time, sales for other vaccines are expected to increase. Influenza and pneumococcal vaccines are each projected to reach $13 billion by 2030. Recombinant, conjugate and subunit vaccines, which include VLP-based vaccines, make up over 50% of the non-COVID vaccine market.

Respiratory disease, including pneumonia, was the leading cause of death and hospitalization from infections and the fourth highest cause of death globally prior to the COVID-19 pandemic. Older adults are particularly susceptible to respiratory pathogens and it is estimated that prior to COVID-19, lower respiratory infection (LRI) caused over one million deaths globally in people over the age of 70 every year. The world adult population over the age of 60 is expected to double by 2050, so prevention of respiratory disease in older adults is a growing commercial opportunity. Many of the viral causes of pneumonia have no approved vaccines, limited treatment options, and result in high morbidity and mortality in the older adult population.

Our Programs

Our initial focus is on developing vaccine candidates for viral causes of pneumonia in older adults. The following chart summarizes our current programs.

VLP technology underlying all candidates is licensed from UW.

*

We do not plan to pursue the IVX-121 RSV monovalent candidate as a standalone candidate for RSV in older adults and are transitioning development to the IVX-A12 bivalent RSV/hMPV candidate following Phase 1.

†	FDA Fast Track Designation

‡

We have worldwide nonexclusive rights with the exception of South Korea (which is not included in the licensed territory), which will convert to exclusive rights in North America and Europe (including Switzerland and United Kingdom) starting in 2025, with non-exclusivity maintained elsewhere.

Our current development efforts are focused on addressing the unmet need for safe and effective vaccines against leading causes of LRIs, including pneumonia, in older adults. Prior to the COVID-19 pandemic, LRIs were the fourth leading cause of death worldwide, with morbidity and mortality increasing with age and pre-existing conditions. LRIs caused by pathogens other than SARS-CoV-2 typically lead to over one million deaths worldwide per year in people over 70 years of age and pneumonia is the most common LRI. Many of the viruses found to be associated with pneumonia and LRIs have no approved vaccines as of March 2023, including RSV and hMPV. While two RSV vaccines are likely to be approved by the FDA in 2023, there is no approved vaccine that targets hMPV or the combination of hMPV and RSV. Other viruses associated with pneumonia, such as influenza, have marketed vaccines but efficacy is often low and variable from year to year.

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

Although we believe the F protein of RSV was validated as a target in 1998 through Synagis, a monoclonal antibody used to protect high-risk infants from infection, it was only more recently that F antigen-based vaccines began to show proof of concept in clinical development. The conceptual breakthrough came in 2013 with the resolution of the crystal structure of the prefusion F antigen, its form before viral entry into a cell, and the recognition that there is a significant change and loss of critical protective epitopes in the molecule’s postfusion F form, its form following viral entry. The subsequent design of stabilized RSV F prefusion antigens reinvigorated the field, leading to substantially improved immune responses and protection. More recently, GlaxoSmithKline, Pfizer and Moderna reported positive Phase 3 efficacy studies of their RSV vaccines incorporating stabilized RSV F prefusion antigens. Preclinical work suggests a similar structural transition occurs to the hMPV F antigen following viral entry, and that the hMPV prefusion F antigen provides superior protection to the hMPV F postfusion antigen.

We have licensed a prefusion stabilized form of the RSV F antigen, DS-Cav1, from the National Institute of Health (NIH) that has been demonstrated in clinical trials conducted by the NIH to be a robust immunogen. An initial clinical trial with DS-Cav1 showed an induction of nAb titers much higher than had previously been seen with other postfusion vaccine approaches to RSV. We have incorporated DS-Cav1 into our VLP candidate IVX-121. Preclinical data with hMPV antigens provide support for the F antigen as a potential target for protective immunity, and we have incorporated a prefusion F antigen into our VLP candidate IVX-241. The prefusion F antigen in IVX-241 incorporates key mutations that we have licensed from the NIH and the University of Texas at Austin (UT). We assessed different ratios of IVX-121 and IVX-241 in preclinical studies in an effort to identify the ratio least likely to induce immunologic interference between them prior to initiating clinical trials of IVX-A12, and we are currently evaluating ratios of IVX-121 to IVX-241 in our IVX-A12 clinical trial. We believe that multivalent display of these prefusion F antigens on the surface of our VLPs has the potential to induce a robust nAb response capable of conferring protection against infection of both viruses, which we are assessing in clinical trials.

We believe that a bivalent VLP vaccine targeting RSV and hMPV is an optimal approach to prevent these two common causes of pneumonia. We initiated clinical development of IVX-A12 with a clinical trial of IVX-121. We conducted a Phase 1/1b clinical trial to assess the safety and immunogenicity of IVX-121 in adults aged 18-45 and 60-75, and in June 2022, we announced positive topline interim results. These topline interim data showed that IVX-121 induced a robust immune response, consistent across both young and older adult groups, including at the lowest non-adjuvanted dose tested and was generally well-tolerated across all dosage groups. We received allowance to proceed from the FDA under our IND and in October 2022, we announced initiation of a Phase 1 IVX-A12 clinical trial, with topline interim data expected in the second quarter of 2023. In December 2022, we reported positive six-month IVX-121 immunogenicity data, demonstrating a sustained nAb response against RSV, lasting for at least six months after a single administration of IVX-121. We are also conducting a Phase 1b extension study for IVX-121, in which a subset of older adults from the Phase 1b cohort will be followed out to 12 months to assess durability of response, and response to an additional vaccine dose.

Twelve-month IVX-121 immunogenicity data is expected for this study in mid-2023. In February 2023, the FDA granted fast track designation to IVX-A12 for the prevention of disease caused by RSV and hMPV in older adults aged 60 or older.

IVX-A12 Market Opportunity

Marketed vaccines for pneumococcus and influenza, two major causes of pneumonia, had an estimated combined annual 2021 global revenue of $15 billion. RSV and hMPV are also highly prevalent respiratory pathogens that occur seasonally. The largest epidemiological study assessing prevalence of RSV and hMPV that compared with influenza and pneumococcal in adults was the EPIC study published in 2015. Based on this study, the two most common pathogens causing pneumonia in adults after human rhinovirus, influenza pneumococcus and influenza were RSV and hMPV, which were found in 8% and 11%, respectively, of U.S. adults hospitalized for community acquired pneumonia where any pathogen was detected, as shown below.

Top 5 Pathogens Detected in Adults Hospitalized with Community-Acquired

Pneumonia (EPIC Study*)

*	EPIC study data from supplementary information published in Jain et al., 2017

Pneumococcal and influenza vaccines are important vaccines in the current respiratory vaccine market. Both are recommended for immunization by healthcare policy makers in the United States and other major markets. The global pneumococcal market was estimated to be around $7 billion in 2021, and is projected to grow to around $13 billion in 2030. The global influenza market size is estimated to be around $8 billion in 2021, and is projected to grow to around $13 billion by 2030. Older adults make up a significant proportion of these sales. Uptake of influenza vaccines in U.S. adults over the age of 65 increased from 70% in the 2019-2020 season to 74% in the 2021-2022 season. Pneumococcal vaccine uptake is also estimated to be around 70% in adults over 65 years of age. Pneumovax23, a pneumococcal vaccine with uptake primarily in the older adult population, had 2022 sales of $600 million. We believe that sales of vaccines for older adults will grow substantially in the future, as the world adult population over the age of 60 is expected to double by 2050.

RSV is estimated to cause 177,000 hospitalizations and 14,000 deaths in adults 65 years of age or older annually in the United States alone. Costs per hospitalization for RSV in older adults are estimated to be at least as great as those of influenza due to longer hospital stays and greater pulmonary complications. The U.S. economic burden for RSV-related hospitalizations alone is estimated to be greater than $2.5 billion per year. Rates of hospitalization and severity of disease for hMPV have been shown to be similar to those seen with RSV and influenza. There are currently no marketed vaccines that target both RSV and hMPV, two common causes of pneumonia.

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

We have conducted a primary and quantitative research campaign including interviews with 35 U.S. and EU payors and policy makers and a quantitative survey with 140 U.S. vaccinators (physicians and pharmacists). Data from the study suggest that once launched, an effective RSV vaccine targeting the older adult population could be included in policy (e.g., Advisory Committee on Immunization Practices; ACIP) guidelines. This applied to both monovalent (RSV only) and combination vaccines that incorporate an RSV component. These guidelines drive recommendations by the Centers for Disease Control and Prevention (CDC), and equivalent organizations outside the United States, and can lead to inclusion on payor formularies. Inclusion of GlaxoSmithKline and/or Pfizer RSV vaccines into older adult immunization guidelines in the United States could happen as early as 2023 based on the upcoming Prescription Drug User Fee Act dates and scheduled ACIP review for these vaccine candidates. The quantitative survey results suggested that policy recommendations were likely to drive immediate vaccine utilization of an RSV vaccine. Survey results also suggested that vaccinators were likely to have a strong (90%) preference for a combination RSV-hMPV vaccine over an RSV monovalent vaccine, assuming equivalent efficacy against RSV. Overall, we believe that the survey results supported continued development of a bivalent RSV/hMPV vaccine candidate. In February 2023, the FDA granted fast track designation to IVX-A12. Fast Track is a process designed to facilitate the development, and expedite the review of, investigational drugs to treat serious conditions and fulfill an unmet medical need.

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

Prefusion RSV-F Protein-Based Vaccines May Generate Higher Neutralizing Antibody Titers than Postfusion Vaccines

RSV contains several glycoproteins that are important for different functions of the virus, including the surface fusion protein F (RSV-F). RSV-F is a highly conserved glycoprotein that contains the majority of the neutralizing epitopes, specific regions of antigens that bind protective antibodies. We believe RSV-F was validated as a target for protection by the reported positive efficacy results from Phase 3 studies of multiple vaccine candidates, including from GlaxoSmithKline and Pfizer, and by the clinical efficacy and approval of Synagis, a monoclonal antibody used to protect against serious lower respiratory tract disease caused by RSV in infants at high risk of RSV disease. RSV-F is critical for fusion of the virus with the host cell membrane and the conformation of RSV-F changes significantly between the prefusion or postfusion state. nAbs that bind to prefusion F can block viral entry into cells, thereby reducing viral replication and the severity of RSV-related disease.

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

IVX-121 Clinical Results

Following preclinical studies, we advanced IVX-121 into the clinic in September 2021, and the results of our Phase 1/1b clinical study are described below.

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

RSV, hMPV, and influenza seasons show high though not complete seasonal overlap, and hMPV is underdiagnosed and often mistaken for RSV or influenza given the similarity in clinical presentation. As diagnostic tools improve, hMPV is being increasingly recognized as a major contributor to ARI and LRI. Similar to RSV, prospective cohorts from third-party clinical trials have shown that higher baseline hMPV nAbs were associated with reduced risk of hMPV symptomatic virus infection, so the goal of vaccination is to increase hMPV nAbs. There are currently no FDA-approved antivirals or vaccines to treat or prevent hMPV.

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

Activity of IVX-241 in BALB/c Mice

In order to evaluate the longevity of the immune response induced by IVX-241, BALB/c mice were immunized twice at Day 1 and Day 21, and sera was collected over a 153-day period. Titers peaked at Day 35 and then stabilized, with titers of >9 log2 maintained out through Day 153. To explore the mechanism for the durability of the antibody response we quantified antigen-specific long-lived plasma cells (LLPCs) in animals immunized with either soluble trimeric antigen or IVX-241 by ELISpot. The animals immunized with the multivalent VLP version of the hMPV F prefusion antigen showed significantly higher numbers of antigen-specific LLPCs.

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

RSV/A
log2 RSV/A neutralizing titer
14
12
10
8
6
4
2
0
IVX-121
IVX-A12
hMPV/A
log2 hMPV/A neutralizing titer
14
12
10
8
6
4
2
0
IVX-241
IVX-A12
RSV/A lung titers
GeoMean log10 lung viral titer (pfu/g)
6
5
4
3
2
control (no challenge)
control (challenge)
IVX-121
IVX-A12
hMPV/A lung titers
GeoMean log10 lung viral titer (pfu/g)
6
5
4
3
2
control (no challenge)
control (challenge)
IVX-241
IVX-A12

We have advanced IVX-A12 into the clinic and we describe our clinical development plan below.

IVX-A12 RSV-hMPV Combination Vaccine Candidate Clinical Development Plan

We intend to pursue regulatory approval of our RSV/hMPV combination VLP candidate IVX-A12 in the older adult population. As is standard for vaccine development where correlates of protection have not been identified, we are first evaluating the safety and immunogenicity of our vaccine candidate in a Phase 1 first-in-human (FIH) trial in healthy older adults including measuring the change in RSV and hMPV nAb levels compared to baseline antibody levels. We are also assessing different combinations of RSV and hMPV for potential immune interference caused by the addition of hMPV VLPs to the RSV VLP vaccine candidate and to inform the ratio of each VLP in the combination vaccine candidate. Contingent upon favorable safety results, demonstration of immunogenicity and determination of our RSV-hMPV dose combination based on Phase 1 and Phase 2 studies, we plan to assess the efficacy of our RSV-hMPV combination vaccine candidate. For example, the efficacy may be assessed by measuring incidence of LRI caused by either RSV or hMPV in patients receiving IVX-A12 compared to those receiving placebo, or a similar, alternative proof of concept for efficacy.

Based on the clinical and preclinical data for IVX-121, preclinical data for IVX-241, and different formulations of IVX-A12, we also plan to assess whether to advance an adjuvanted or non-adjuvanted formulation of IVX-A12 to later stages of development. Specifically, in our current Phase 1 trial of IVX-A12 we are evaluating varying doses of IVX-A12 with and without CSL Seqirus’ proprietary MF59® adjuvant.

IVX-121 Phase 1/1b and IVX-121 Phase 1b Extension Trial

Our plan for the clinical development of IVX-A12 has been to first assess safety and immunogenicity of the RSV monovalent VLP candidate IVX-121 in an initial Phase 1/1b trial in Belgium, for which we reported positive topline interim and six-month durability data in June 2022 and December 2022, respectively.

This FIH trial with IVX-121 was a randomized, observer-blind, placebo-controlled multi-center Phase 1/1b trial designed to evaluate the safety and immunogenicity of three dose levels of non-adjuvanted and Alhydrogel-adjuvanted IVX-121 in two adult cohorts: 18-45 years of age (Phase 1, n = 90) and 60-75 years of age (Phase 1b, n = 130). All subjects in the trial were evaluated for safety and persistence of antibody response for six months following a single intramuscular administration of either IVX-121 or placebo.

In June 2022, we announced positive topline interim results from the Phase 1/1b trial. These topline interim data showed that IVX-121 was generally well-tolerated across all dosage groups and induced a robust immune response, consistent across both young and older adult groups, and including at the lowest non-adjuvanted dose tested. In December 2022, we reported positive six-month immunogenicity data, demonstrating a sustained nAb response against RSV in young and older adults, lasting for at least six months after a single administration of IVX-121. In these data, IVX-121 showed geometric mean titers (GMT) against RSV-A through day 180 persisting at 64-98% of the GMTs at day 28 in older adults. GMTs against RSV-B showed greater variability but were maintained above baseline through day 180.

We are also conducting a Phase 1b extension study for IVX-121 in Belgium, in which a subset of older adults from the Phase 1b cohort will be followed out to 12 months to assess durability of response. We expect twelve-month immunogenicity data in mid-2023.

IVX-A12 Phase 1 Trial

Following a pre-IND interaction with the FDA for the IVX-A12 combination bivalent RSV-hMPV VLP vaccine candidate in the fourth quarter of 2021, and IND allowance by the FDA, we announced the initiation of our Phase 1 trial for IVX-A12 in October 2022. We are evaluating the combination candidate IVX-A12 in this trial, with no evaluation of IVX-241 as a monovalent vaccine candidate.

The goal of the Phase 1 trial of IVX-A12 is to assess safety and immunogenicity of varying doses of IVX-A12, with and without CSL Seqirus’ proprietary MF59® adjuvant, in older adults 60-75 years of age (n = approximately 120). Dosing of subjects is now complete. In this Phase 1 trial, subjects were administered a single shot of IVX-A12 at one of three combination dosage levels, or placebo. We expect this design will enable evaluation of the immune responses to both individual components of IVX-A12 and whether the combination of VLPs increases the reactogenicity or leads to immune interference (i.e., imbalanced immune responses to component VLPs). Subjects in the Phase 1 trial are being evaluated for safety and antibody response for twelve months following administration of IVX-A12 or placebo. We expect initial interim immunogenicity data from this trial in the second quarter of 2023.

IVX-A12 Phase 2 Dose-Confirmation Trial

Following and subject to positive topline interim data from the IVX-A12 Phase 1 clinical trial, we plan to initiate a Phase 2 dose-confirmation clinical trial in older adults over the age of 60. We plan to select the formulations and dose regimen for evaluation in the Phase 2 clinical trial based on data from the IVX-A12 Phase 1 trial. Our planned Phase 2 clinical trial is intended to guide final dose selection for a subsequent PoC efficacy trial.

IVX-A12 PoC Trial

Following the Phase 2 dose-confirmation trial, we subsequently plan to conduct a PoC efficacy trial of IVX-A12. Anticipated PoC objectives include assessment of safety, immunogenicity, and efficacy against illness caused by either RSV or hMPV. Given recent data from Phase 3 trials of vaccines incorporating prefusion RSV antigens and our corporate strategy, we are continuing to evaluate and working to optimize our clinical development plans for IVX-A12.

Influenza Program

Overview of Influenza

Influenza is caused by a respiratory viral pathogen that infects the nose, throat, and lungs. There are two main types of influenza viruses: types A and B. Viral nomenclature is based on two genes in the virus, hemagglutinin (HA) and neuraminidase (NA), that are critical for viral entry and release from cells, as well as species specificity. There are multiple distinct versions of both HA and NA that are numbered to describe related sequences and result in the name of specific viruses. The influenza A and B viruses that routinely spread in people are responsible for seasonal influenza epidemics each year. Existing vaccines have sub-par efficacy (ranging from approximately 20% to 50% year to year) and need to be updated seasonally due to changes in the genetic sequences of the dominant viral variants that circulate in response to human immune pressure.

The reduced efficacy of seasonal influenza vaccines is due in part to the fact that current vaccines are designed to target a narrow subset of predicted strains, and mispredictions about the dominant circulating strain are common as manufacturing must proceed based on data from the previous seasonal epidemic. Another cause of reduced efficacy is that influenza vaccines are often manufactured in chicken eggs, and egg-adapted mutations in protective antigens (i.e., HA) can occur during the manufacturing process that reduce the potency of those vaccines for the viruses that are circulating in humans. The low efficacy of current influenza vaccines leaves an unmet need for an influenza vaccine with improved efficacy. This is particularly needed in the older adult population, who are less likely than other age groups to respond to conventional vaccines. In seasonal influenza, vaccines have historically been up to approximately two times less effective in adults 65 and older compared to other adult age groups.

Source: CDC influenza seasonal burden and seasonal influenza vaccine effectiveness studies

* 2020-2021 influenza vaccine effectiveness was not estimated due to low influenza virus circulation during the 2020-2021 influenza season

Influenza results in an estimated 500,000 hospitalizations and 35,000 deaths per year in the United States despite numerous marketed vaccines. Many of these hospitalizations and deaths are in people over the age of 65. In the 2019-2020 influenza season, for example, 45% of the hospitalizations and 59% of the deaths were in people over the age of 65.

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

Data from a collaboration between the UW and National Institutes of Health provided initial PoC for improved responses to influenza vaccines based on the two-component VLP vaccine technology when compared to commercial quadrivalent influenza vaccines (QIV). In preclinical studies in mice, ferrets and NHPs HA proteins from 4 influenza strains (either as a mixture of 4 different VLPs, called a cocktail, or on a single VLP presenting all 4 HA proteins, called a mosaic) generated equal or superior neutralizing responses to the homologous influenza virus as commercial QIV. Importantly, antibodies induced by the VLPs were better able to neutralize viruses that were mismatched to the vaccine strain than QIV. This included strains of avian influenza such as H5N1 that were absent from the vaccine, the mechanism of which was thought to be in part based on the induction of “universal” antibodies (i.e., anti-HA stalk, the portion of HA that is directly responsible for membrane fusion and viral entry into the cell) that are not readily induced by QIV.

Source: Boyoglu-Barnum et al. 2021

The ability to neutralize “drifted” strains is potentially indicative of a broader immune response that could provide superior protection in years when the selection of antigens for influenza vaccines is imperfectly matched to the dominant circulating strains. In addition, the ability to generate neutralizing antibodies against H5N1 with seasonal HA antigens suggests VLP-based vaccines could potentially contribute to protection against influenza pandemics. The NIH is currently running a Phase 1 trial with mosaic VLPs based on the two-component VLP platform, with initial results expected in 2023.

Influenza Candidate Development

Icosavax is developing a recombinant influenza vaccine candidate based on the two-component VLP platform. We licensed the rights to develop and commercialize an influenza VLP vaccine from UW based on technology developed by UW and NIH, and in December 2022, we also entered into a patent license agreement with UW for use of modified neuraminidase antigens developed by UW and the NIH in the influenza field. We have initiated preclinical development on influenza HA and NA antigens with the goal to select a candidate in 2023. We see our emerging influenza program as part of our strategy to develop combination or pan-respiratory VLP vaccines targeting the viral causes of pneumonia in older adults.

SARS-CoV-2 Program

We are developing a preclinical bi-valent VLP vaccine candidate displaying computationally engineered RBD antigens for SARS-CoV-2, with the goal to select a candidate in 2023. Specifically, given the evolving pandemic, we are seeking to design antigen prototypes that would improve the stability of the RBD subdomain from the SARS2 S protein and allow for the successful presentation of any variant of interest, including omicron and subsequent derivatives. We are conducting this preclinical development work for optionality to include a SARS-CoV-2 candidate as a potential component of a future pan-respiratory combination vaccine candidate.

For our SARS-CoV-2 vaccine candidate, we have a license from the UW that is nonexclusive worldwide, with the exception of South Korea (which is not included in the licensed territory). This license will become exclusive in the United States, Canada, Mexico and Europe (including Switzerland and the United Kingdom) starting in 2025 with non-exclusivity maintained elsewhere. SK Biosciences (SK) has also licensed the technology for use in COVID-19 vaccines. SK has completed a Phase 3 clinical trial and obtained marketing approval in South Korea for a COVID-19 vaccine based on this technology.

Our Early-Stage Programs

We are exploring several other viral and bacterial pathogens to potentially incorporate into VLP vaccine candidates that may be added to our pipeline in vaccine areas where a VLP approach can lead to a differentiated product profile. We review technical feasibility, demonstrated market need and potential and clinical program design and timelines with our outside scientific and commercial advisors and board of directors before selecting new vaccine programs for development.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant regulatory and technological change. The current vaccine market is concentrated among a few key global biopharmaceutical companies including GlaxoSmithKline, Merck, Sanofi, Pfizer, Moderna, and CSL Bering, which together account for the majority of vaccine sales globally. Other pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions are also active in the vaccine market given the continuing global need for both existing and new vaccines. The large markets for respiratory virus vaccines make them attractive targets for new vaccines and we face competition from numerous vaccine developers. While we believe that our technology, strategy, and our employee and consultant knowledge and experience can provide us with competitive advantages, many of our competitors have significantly greater financial, technical, clinical development, manufacturing, marketing, sales and supply resources or experience than we do.

The key competitive factors affecting the success of all of our vaccine candidates, if approved, are likely to be their efficacy, reactogenicity, safety, breadth, durability, convenience, and price, the number of other vaccines on the market in the specific target indications, the recommendation of vaccines by policy makers, the inclusion of vaccines on the national immunization schedules, and the availability of reimbursement from government and other third-party payors.

VLP-Based Vaccines

A number of pharmaceutical and biotechnology companies are developing VLP or protein-based nanoparticle vaccine candidates. Some of these candidates are enveloped vaccines that require budding from the host cell membrane which can result in inclusion of host cell protein components leading to manufacturing complexities, such as additional purification needs. This includes, but is not limited to, VBI Vaccines. Other technologies incorporate the antigen to naturally occurring viral VLP scaffolds which may be less flexible and suitable for presentation of complex antigens; this includes, but is not limited to, SpyBiotech. We are aware of other vaccine companies developing protein-based nanoparticle vaccines, such as ModeX, or those developing VLP technology that is closely related to ours, including UVax Bio. In addition, the field of VLP vaccines is increasingly competitive and we expect competition to intensify.

RSV and hMPV Vaccines for Older Adults

As of March 2023, there is no vaccine approved for prevention of disease due to RSV infections or for prevention of disease due to hMPV infections in any population, including older adults. We are aware of companies currently developing vaccines against RSV for use in older adults, including GlaxoSmithKline, Pfizer, Bavarian Nordic, Janssen, Moderna, with vaccines developed by Pfizer and GlaxoSmithKline expected to receive FDA marketing approval in 2023. As far as we are aware, no company other than us has a VLP-based RSV vaccine in clinical trials. In addition, as far as we are aware, there are no companies with a vaccine in clinical development against hMPV for use in older adults, nor are there any companies with a vaccine in clinical development against the combination of RSV and hMPV for use in older adults; however, Moderna has an RSV and hMPV combination vaccine in preclinical development for pediatric use, and Sanofi has announced that it is exploring RSV monovalent and RSV and hMPV combination vaccines for older adults preclinically. We believe the induction of nAbs is key for both RSV and hMPV vaccine efficacy in older adults and that multivalent VLP display of the prefusion RSV and hMPV antigens on our VLP candidates has the potential to induce a stronger or more durable nAb response than other vaccine technologies.

Influenza Vaccines

We expect that, if approved, any influenza VLP candidate we develop will compete with currently approved vaccines against influenza. There are several vaccines approved for influenza, most of which are egg-based, including Fluzone, Fluad, and Fluarix manufactured by Sanofi, Seqirus, and GSK, respectively. There is one subunit protein-based vaccine marketed in the United States, Flublok, manufactured by Sanofi, and one mammalian cell-based vaccine marketed in the United States, Flucelvax, manufactured by Seqirus. Novavax also has an adjuvanted protein-based vaccine that has completed clinical studies as a monovalent and is in Phase 2 studies as a combination with Novavax’s COVID-19 vaccine. There are currently no marketed VLP-based influenza vaccines. Three of the marketed influenza vaccines in the United States were recently recommended for older adult immunization by the ACIP: Fluzone High-Dose, Fluad, and Flublok. We anticipate that these vaccines will be our main competitors in the older adult market.

COVID-19 Vaccines

Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, and Novavax, along with many other companies, are currently marketing COVID-19 vaccines. We are also aware of numerous COVID-19 vaccines in clinical development, including VLP approaches being developed by Bavarian Nordic, SpyBiotech and VBI Vaccines. As mentioned above, we see our SARS-CoV-2 candidate as providing optionality for inclusion in a pan-respiratory candidate.

Combination Vaccines

We expect increasing numbers of combination and pan-respiratory vaccine candidates. For example, Moderna is developing a COVID-19/influenza/RSV combination vaccine in Phase 1 and an RSV/hMPV combination vaccine preclinically, and Sanofi has a RSV/hMPV combination vaccine in preclinical development. We are unaware of any protein-based RSV/hMPV combination vaccines currently in clinical development in older adults other than IVX-A12.

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

Commercialization Plan

Our current development plans focus on development and regulatory submissions in the United States and Europe. We currently have no sales, marketing, or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to build the necessary infrastructure and capabilities over time for the United States and Europe, and potentially other regions, following further advancement of our vaccine candidates. We may work in partnership with one or more pharmaceutical partners for certain vaccine candidates, for certain target populations, or for certain geographies where we believe that others’ capabilities and resources may be ideally suited for development, commercialization, or distribution of our vaccine candidates.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining rights in patents intended to cover our current and future vaccine candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. We also rely on our agreements with UW, NIH and UT for intellectual property rights that are important or necessary for the development of our vaccine candidates. We also rely, in some circumstances, on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

For each vaccine candidate we develop and plan to commercialize, as a normal course of business, we intend to pursue composition and preventative use patents. We also seek patent protection with respect to novel methods of manufacture, formulations, or antigen combinations. We have sought and plan to continue to seek patent protection, either alone or jointly with our collaborators.

Regardless of the coverage we seek in our patent applications, there is always a risk that an alteration to the product or process may allow a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property.

In summary, as of February 15, 2023, our patent estate of company-owned and licensed rights included eight issued U.S. patents, 14 pending U.S. patent applications, five pending international (PCT) patent applications, as well as counterpart foreign patent applications. These include both claims directed to our VLP platform and our vaccine candidates. On a worldwide basis, our patent estate for our VLP platforms includes three U.S. patents, with pending continuation applications; more than 15 patents and patent applications jointly covering our RSV and hMPV products specifically; more than 10 patent applications covering other infectious disease targets; a non-exclusive license from UW to a Patent Cooperation Treaty (PCT) application covering coronavirus, that will become exclusive in the United States, Canada, Mexico and Europe (including Switzerland and United Kingdom) starting in 2025; a non-exclusive license from UW to patent applications directed to nanoparticle-based influenza vaccines; and an exclusive license, with the exception of nucleic acid-based vaccines for which the license is non-exclusive, from UW to a patent application directed to engineered influenza neuraminidase antigens.

More specifically, we have exclusively licensed our main VLP icosahedral platform (as well as several alternative platforms) from UW. Three issued U.S. patents that will expire in 2035 and 2036, absent any patent term adjustment or extension that may potentially be available, and one pending U.S. patent application include composition of matter claims directed to such platforms.

We also have a license from UW to a pending U.S. patent with an expected expiry of 2034 with claims directed to the computational methods used to develop these and other two-component, symmetrical nanoparticles / VLPs. A parent application has already issued as a U.S. patent with an adjusted expiration date in 2036; it claims several tetrahedral nanoparticle / VLP platforms as compositions of matter. These blocking patent rights are joined by an issued U.S. patent and its continuation application, and by two issued U.S. patents and their continuation application, having actual or expected expirations in 2038 and 2036, respectively, that cover various alternative icosahedral nanoparticles.

For our RSV product, composition-of-matter and method-of-use patent rights are provided by a patent family being prosecuted in the United States and Europe, as well as in Australia, Brazil, Canada, China, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, Philippines, Russia, Singapore, Thailand, Vietnam and South Africa. The U.S. and Australia patents that have issued, and any further patents that issue from this patent family, are expected to expire in 2038, absent any patent term adjustment or extension that may potentially be available. UW’s inter-institutional agreements (IIA) with the Institute for Research in Biomedicine in Bellinzona, Switzerland conferred to UW the right to license this patent family to us.

We have licensed certain patent rights from NIH directed to the antigenic portion of our RSV product for stabilization of the antigen in a prefusion conformation. These patent rights are assigned to the U.S. Department of Health and Human Services (HHS), based on inventions made at the Vaccine Research Center of the National Institute for Allergy and Infectious Diseases (NIAID). Specifically, we have non-exclusively licensed three issued U.S. patents directed to the compositions of matter, which will expire in 2034, absent any patent term adjustment or extension that may potentially be available.

HHS and the Institute for Research in Biomedicine in Bellinzona, Switzerland jointly own two U.S. patents directed to conformationally stabilized hMPV antigens, which we have non-exclusively licensed, subject to an inter-institutional agreement between HHS and the Institute for Research in Biomedicine. These two licensed patents are expected to expire in 2035. A continuation application and corresponding European patent application are currently pending in this patent family. The same non-exclusive license further includes an international patent application from HHS, also directed to conformationally stabilized hMPV antigens. Any patents that issue from this patent family are expected to expire in 2041, absent any patent term adjustment or extension that may potentially be available.

The specific mutations found in our hMPV product are also protected by patent rights based on inventions made at the University of Texas. We have exclusively (for all vaccine fields other than mRNA) licensed one pending PCT patent application directed to composition of matter, national stage entries of which, if issued, will expire in 2041, absent any patent term adjustment or extension that may potentially be available.

We also have a non-exclusive license from UW to a patent family with claims directed to our coronavirus vaccine candidate, which includes a pending PCT application. This non-exclusive license that will become exclusive in the United States, Canada, Mexico and Europe (including Switzerland and United Kingdom) starting in 2025. We have also filed a company-owned PCT application with pharmaceutical composition and method of treatment claims related to a COVID-19 vaccine candidate. Any patents that issue from this PCT application are expected to expire in 2042, absent any patent term adjustment or extension that may potentially be available.

We have a non-exclusive license from UW and HHS to patents directed to nanoparticle-based influenza virus vaccines. Specifically, we have non-exclusively licensed a patent family being prosecuted in the United States and Europe, as well as in Australia, China, Hong Kong, and South Korea, which is directed to the compositions of matter and methods of use, and which will expire in 2040, absent any patent term adjustment or extension that may potentially be available.

We have an exclusive license from UW and HHS under certain patent applications directed to engineered influenza neuraminidase (NA) antigens for the prophylactic and/or therapeutic treatment of influenza that includes a neuraminidase antigen, except that such license is non-exclusive with respect to nucleic acid based delivery mechanisms for delivery of neuraminidase antigens. Specifically, we have exclusively licensed a patent family being prosecuted in the United States and Europe, as well as Australia, Canada, China, Japan, Singapore and South Korea, which is directed to the compositions of matter and methods of use. Any patents that issue in this patent family are expected to expire in 2041, absent any patent term adjustment or extension that may potentially be available.

Further patent protected related to other indications is provided by a family of more than 10 patent applications filed in the United States and foreign jurisdictions, which is also exclusively licensed in relevant fields from UW. Any patents that ultimately issue from this patent family are expected to expire in 2039, absent any patent term adjustment or extension that may potentially be available. Foreign jurisdictions where patent applications are pending include Australia, Canada, China, Colombia, Europe including the United Kingdom, Indonesia, India, South Korea, Russia, Vietnam and South Africa.

We continue to prepare and file provisional patent applications directed to vaccine composition improvements, manufacturing methods, and formulations, as appropriate.

For more information regarding our license agreements with UW, UT, and the U.S. Department of Health and Human Services, please see “—Material Agreements.”

Generally, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than twelve months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention and the ability to satisfy the enablement requirement of the patent laws. The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future vaccine candidates or for our platform technology. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

In addition to patents, we have trademark registrations in the U.S., European Union and United Kingdom for ICOSAVAX and our company logo. We also have pending trademark applications for ICOSAVAX and our company logo in the U.S. Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed, or expect to be able to license on commercially reasonable terms, rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our future products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property".

Material Agreements

Agreements with University of Washington

License Agreement with respect to RSV and Other Pathogens

In June 2018, we entered into a license agreement with UW as amended in July 2019, November 2020, and June 2022 (UW License Agreement). Pursuant to the UW License Agreement, UW granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents, or licensed products, for the prophylactic and/or therapeutic treatment of RSV infection and eight other infectious diseases. UW also granted us a non-exclusive license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to our proprietary two-component virus-like-particle technology as well as certain one-component virus-like-particle technology. As of March 2023, the UW License Agreement is applicable to our IVX-121, IVX-241, and IVX-A12 programs.

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

Owing to grant funding provided to UW by BMGF in connection with the licensed patents and know-how, UW granted a humanitarian license and made certain global access commitments with respect to the funded developments for six of the nine pathogens (excluding RSV and two others) for humanitarian purposes if UW has utilized grant funding to support its efforts with regards to any of these six pathogens. UW may require us to grant sublicenses to third parties to make such licensed developments available at an affordable price in developing countries, or if we do not offer such sublicenses on reasonable terms, UW may grant such licenses directly to third parties to enable affordable access in developing countries. Currently, our hMPV vaccine program is the only active program subject to this UW humanitarian license to BMGF.

We are obligated to use commercially reasonable efforts to diligently develop, manufacture, and commercialize vaccines incorporating the licensed products, and to achieve specified development and regulatory milestone events, including, with respect to IVX-121, initiating clinical trials of specified phases by certain dates between 2022 and 2026 and making first commercial sale by a specified date thereafter, and with respect to IVX-241 and IVX-A12, conducting activities necessary to enable clinical trials and initiating clinical trials of specified phases, in each case, by certain specified dates between 2022 and 2028, and making first commercial sale by a specified date thereafter. If we are unable to meet our diligence obligations and cannot agree with UW to modify such obligations or do not cure by meeting such obligations, then UW may terminate the UW License Agreement in whole, or in part, on a pathogen-by-pathogen basis.

In connection with the execution of the UW License Agreement, we issued 192,276 shares of our common stock to UW in August 2018. We are required to pay an annual license maintenance fee in the mid four figures. We are required to pay UW development and regulatory milestone payments up to an aggregate amount of three hundred and fifty thousand dollars for each of the nine licensed vaccine candidates. We are also required to pay UW commercial milestone payments of one million dollars for each of the nine licensed vaccine candidates upon reaching a certain net sales threshold. We are also required to pay UW a fixed low single digit percentage royalty on net sales of licensed products, subject to certain reductions if we are required to pay for third-party intellectual property rights in order to commercialize the licensed products, and we are not required to pay duplicate royalties for combination products incorporating technology covered by multiple UW license agreements. After first commercial sale of a licensed product, we must meet a certain minimum royalty requirement in the low to mid five figures range on an annual basis. If we sublicense our rights under the UW License Agreement, we are obligated to pay UW a mid-single digit to mid-double digit percentage of all sublicensing revenue received, depending on when we grant such sublicenses in relation to the development stage of the most advanced licensed product, and adjusted for any development expenses and development or regulatory milestone payments already made.

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

Option and License Agreement with Respect to COVID-19

In July 2020, we entered into an option and license agreement with UW, as amended in August 2020, May 2021, and July 2022 (UW Option and License Agreement). Pursuant to the UW Option and License Agreement, UW granted to us a non-exclusive, worldwide (excluding South Korea), sublicensable license under certain UW patents to make, use, sell, offer to sell, import, or otherwise exploit any product covered under the licensed patents for the prophylactic and/or therapeutic treatments of SARS-CoV-2 infection. UW also granted us a non-exclusive, worldwide license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and used in our proprietary two-component virus-like-particle technology. As of March 2023, the UW Option and License Agreement is applicable to our SARS-CoV-2 program.

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

We are required to pay UW a low single digit percentage royalty on net sales of licensed products, subject to certain reductions if we are required to pay for third party intellectual property rights in order to commercialize the licensed products. However, we are not required to pay duplicate royalties on net sales of any licensed products under the UW Option and License Agreement if we are already required to pay royalties on such net sales under the UW License Agreement.

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

License Agreement with Respect to Influenza

In September 2021, we entered into a license agreement with UW (UW Flu License Agreement). Pursuant to the UW Flu License Agreement, UW granted us a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents (Licensed Flu Products), for the prophylactic and/or therapeutic treatment of influenza. UW also granted us a non-exclusive, worldwide license to use certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to our proprietary two-component virus-like-particle technology and nanoparticle-based influenza virus vaccines. As of March 2023, the UW Flu License Agreement is applicable to our preclinical influenza program.

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

NIH Patent License Agreement

On June 28, 2018, we and the NIAID of the NIH entered into a non-exclusive license agreement for certain intellectual property rights and biological materials, as amended on September 10, 2018 and September 9, 2020 (NIH Agreement). Pursuant to the NIH Agreement, NIAID granted us a worldwide, nonexclusive, sublicensable license to certain patent rights, data, information, and materials directed to immunogens and antibodies and components and processes thereof relating to RSV and hMPV to allow us to make, use, sell, offer to sell, and import adjuvanted or non-adjuvanted vaccines that combine technology covered by the licensed patent rights with our proprietary protein-based nanoparticle technology, for the prevention, cure, amelioration or treatment of RSV and hMPV infections in humans, for administration alone or in combination with one or more other vaccines, and specifically excluding nucleic acid-based vaccines. NIAID also transferred to us certain biological materials relating to the foregoing for our development purposes. As of March 2023, the NIH Agreement is applicable to our IVX-121, IVX-241, and IVX-A12 programs.

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

Patent License Agreement with the University of Texas at Austin

In June 2021, we entered into a patent license agreement (the UT License Agreement) with UT. Pursuant to the UT License Agreement, we received an exclusive, worldwide, sublicensable license, under certain UT patent rights and know-how relating to human metapneumovirus (hMPV) antigen to manufacture, develop, use, sell, import, and otherwise exploit all vaccines covered by such patents or incorporating such know-how, except for mRNA-based vaccines. Our rights and obligations under the UT License Agreement, are subject to certain U.S. government rights and UT’s retained rights under the licensed patent rights for academic or non-commercial publication, manufacture, and use, including sublicensable rights to academic and non-profit institutions. As of March 2023, the UT License Agreement is applicable to our IVX-241 and IVX-A12 programs.

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

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our vaccine candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biologics Regulation

In the United States, biological products, or biologics, such as vaccines are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:

▪
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s GLPs and other applicable regulations;
▪
submission to the FDA of an IND, which must become effective before clinical trials may begin;
▪
approval by an institutional review board (IRB) or ethics committee at each clinical site before the trial is commenced;
▪
performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic vaccine candidate for its intended use;
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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any vaccine candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our vaccine candidates can be subject to challenge, reduction or denial by third-party payors.

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

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Third-party payors may not consider our vaccine candidates to be medically necessary or cost-effective compared to other available therapies. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval.

In some foreign countries, the proposed pricing for a vaccine candidate must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, in the European Union (EU) pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU member states’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and can control the prices and reimbursement levels of medicinal products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available vaccines. A country may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our vaccine candidates. Even if approved for reimbursement, historically, vaccine candidates launched in some foreign countries, such as some countries in the EU, do not follow price structures of the United States and prices generally tend to be significantly lower.

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

By way of example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which the average manufacturer price under the Medicaid Drug Rebate Program is calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our vaccine candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a vaccine candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the vaccine candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Privacy and Data Protection Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, transfer, processing, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other or other regulatory requirements complicating compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of December 31, 2022, we had 60 full-time employees and no part-time employees. Of these employees, 15 hold Ph.D. or M.D. degrees and 44 are engaged in research and development. Forty of our employees are located in Seattle, Washington and the remainder are located in the United States and work remotely. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were originally founded as a Delaware corporation on November 1, 2017. Our corporate headquarters are located at 1930 Boren Ave, Suite 1000, Seattle, Washington 98101, and our telephone number is (206) 737-0085.

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
•
We rely on third parties to conduct many of our preclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our vaccine candidates may be delayed.
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

Two of our vaccine candidates are in the clinical stage and the rest are in the preclinical stage. We have not yet completed any late stage clinical trials, obtained regulatory approvals, manufactured a commercial-scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they would be if we had a history of successfully developing and commercializing vaccines.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $91.8 million for the year ended December 31, 2022 and $67.0 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $185.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

Based on our current operating plan, we believe our existing cash and restricted cash will enable us to fund our operations through at least 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our existing cash, cash equivalents, restricted cash, and short-term investments will not be sufficient to complete development of our current vaccine candidates, or any future vaccine candidates, and we will require substantial capital in order to advance our current and future vaccine candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, non-dilutive sources of financing, such as grants, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. (the Agent), under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $150 million in “at the market” offerings through the Agent. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Equity Distribution Agreement may be terminated by us or the Agent at any time upon specified notice to the other party. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our vaccine candidates.

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
•
the costs and timing of manufacturing for current or future vaccine candidates, including commercial scale manufacturing, if any vaccine candidate is approved, including as a result of inflation or supply chain issues;
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

Further, identifying potential vaccine candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize our vaccine candidates. If approved, our vaccine candidates may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

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

We are early in our development efforts and have two vaccine candidates in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our vaccine candidates. The success of our vaccine candidates will depend on several factors, including the following:

•
successful completion of additional preclinical studies with favorable results, including toxicology and other studies designed to be compliant with good laboratory practices (GLP) and dose finding studies in animals;
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

The success of our business depends primarily upon our ability to identify, develop and commercialize our vaccine candidates based on our VLP platform technology. While there are a number of approved vaccines based on VLPs, we have not yet succeeded and may not succeed in demonstrating safety, purity, immunogenicity, and/or efficacy for any vaccine candidates based on our VLP platform technology in clinical trials or in obtaining marketing approval thereafter. In addition, while we believe our pipeline has the potential to yield multiple additional INDs for our development programs in the future, we may not be successful in our discovery efforts, and even if successful, we may not be able to submit, or be allowed to conduct clinical trials under, INDs on the timelines we expect, if at all. Our research methodology and VLP technology may be unsuccessful in identifying additional vaccine candidates, and any vaccine candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the vaccine candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. Further, because all of our vaccine candidates and development programs are based on our VLP platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing and often competing technologies. While we believe that clinical data has shown that VLPs may perform more effectively than soluble proteins, to our knowledge there are no published clinical trials conducting a head-to-head comparison. Further, some preclinical studies have suggested that soluble proteins may perform with similar efficacy to VLPs. Our future success will depend in part on our ability to maintain a competitive position with our VLP platform technology. If we fail to develop VLP technology superior to soluble proteins, or if we otherwise fail to stay at the forefront of technological change in utilizing our VLP platform to create and develop vaccine candidates, we may be unable to compete effectively. Our competitors may render our VLP platform technology obsolete, or limit the commercial value of our vaccine candidates, through advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages that we believe we derive from our scientific approach and technologies. In addition, any adverse safety events associated with our VLP vaccine candidates or technology may negatively impact the actual or perceived value of our VLP platform technology and potential of our vaccine candidates. If any of these events occur, we may be forced to abandon our development efforts for our vaccine candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Our business is highly dependent on the success of IVX-A12, which is in the early stages of development. If we are unable to obtain approval for IVX-A12 or effectively commercialize IVX-A12, our business would be significantly harmed.

We have invested a significant portion of our efforts and financial resources in developing our lead candidate, IVX-A12, a bivalent combination of our vaccine candidates IVX-121 and IVX-241. We only recently commenced clinical testing of IVX-A12 and IVX-121 and, to date, we have only evaluated IVX-241 in preclinical studies. Although IVX-121, IVX-241 and the combination candidate IVX-A12 have produced successful results in animal studies, and although we announced positive interim results from our Phase 1/1b clinical trial of IVX-121 in young and older adults in June 2022, and positive six-month immunogenicity data from this trial in December 2022, IVX-A12 may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Our business prospects are highly dependent on our ability to develop, obtain marketing approval for and successfully commercialize IVX-A12, which will require us to succeed in a range of challenging activities that are subject to numerous risks and uncertainties, including those described in this “Risk Factors” section. Many of these risks and uncertainties are beyond our control, including the clinical development and regulatory approval process; potential threats to our intellectual property rights; and the manufacturing, marketing and sales efforts of any current or future third-party contractors. Furthermore, given the early stage of development of IVX-A12, it will be years before we are potentially able to demonstrate the safety, purity and potency, and efficacy of IVX-A12 sufficient to warrant marketing approval, and we may never be able to do so. If we are unable to develop, receive marketing approval for and successfully commercialize IVX-A12, or if we experience delays as a result of any of these factors or otherwise, our business would be significantly harmed.

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

The results from preclinical studies or clinical trials of a vaccine candidate or a competitor’s vaccine candidate in the same class may not predict the results of later clinical trials of a vaccine candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have conducted preclinical studies of certain of our vaccine candidates and reported positive interim data from our Phase 1/1b clinical trial of IVX-121 in June 2022, and positive six-month immunogenicity data from this trial in December 2022, we do not know whether our vaccine candidates will perform in current and future clinical trials as they have performed in these prior studies. For example, early stage clinical trials typically enroll a limited number of subjects. For these reasons and others, it is not uncommon to observe results in later clinical trials that are unexpected based on preclinical studies and early clinical trials. Many vaccine candidates fail in clinical trials despite very promising early results, and a number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier preclinical studies and clinical trials. Such setbacks may occur for many reasons, including, but not limited to: the fact that our vaccine candidates may fail to demonstrate sufficient immunogenicity, efficacy or safety, or may fail to demonstrate sufficient immunogenicity, efficacy or safety in certain subject subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the subject populations the vaccine is intended to treat, whether due to limitations in our trial designs or otherwise, such as where one subject subgroup is overrepresented in the clinical trial; clinical sites and investigators may deviate from clinical trial protocols, and we may fail to detect any such deviations in a timely manner; subjects may fail to adhere to any required clinical trial procedures, and other errors in clinical trial performance or other unexpected setbacks or negative results may occur.

As a result, we cannot be certain that our ongoing and planned clinical trials will be successful. In particular, inadequate immunogenicity, efficacy or safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our vaccine candidates in those and other indications, all of which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, immunogenicity and efficacy of the vaccine candidates in humans. Before we can initiate clinical trials for our vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for allowance to proceed with clinical development. We are currently conducting a Phase 1 clinical trial of IVX-A12 in the United States. We are also conducting or planning to conduct clinical trials in additional jurisdictions outside the United States. The FDA or other regulatory authorities could require us to conduct additional preclinical studies or added clinical evaluation under any IND, CTA or similar regulatory filing, which may lead to delays and increase the costs of our preclinical and clinical development programs. In addition, even after commencing a clinical trial, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our planned or ongoing clinical trials for our vaccine candidates could significantly affect our product development timelines and product development costs.

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
•
inability to obtain regulatory authorizations to commence a trial or reach a consensus with regulatory authorities on trial design;
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
•
challenges or delays in obtaining approval from one or more institutional review boards (IRBs) or ethics committees at clinical trial sites;
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
•
challenges in manufacturing sufficient quantities of a vaccine candidate or adjuvant for use in clinical trials, which could be impacted by COVID-19 outbreaks, supply chain disruption or other issues;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions or heath reasons, or enrollment impacts otherwise resulting from COVID-19 outbreaks and the seasonal cycles associated with respiratory illnesses such as RSV and influenza;
•
individuals choosing an alternative vaccine for the indication for which we are developing our vaccine candidates, or participating in competing clinical trials;

•
lack of adequate funding to complete the clinical trial;
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

We cannot assure you that our assumptions used in determining expected clinical trial timelines and our clinical development plans are correct, and flaws in such assumptions could result in the delay of completion of such trials beyond our expected timelines, in increased clinical development costs or decrease the likelihood of meeting clinical endpoints.

If the incidence rates of infection for the specific pathogens we are targeting are smaller than we believe they are, our clinical development may be adversely affected, and our business may suffer.

Our projections of both the number of people who have respiratory diseases, as well as the subset of people with these diseases who have the potential to benefit from immunization with our vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for all the respiratory conditions we aim to address with our vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes for later stage efficacy trials are based on our current estimates for rates of infection for the specific pathogens targeted by our vaccine candidates. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, may result in us having to expand or repeat a clinical trial, or could impact the likelihood of success of our clinical development. In particular, the incidence rate of hMPV is uncertain. We are planning our own epidemiological assessments of hMPV and RSV infections in older adults prior to commencing our planned later stage clinical trials to inform our determination of the sample size of the patient population to be enrolled in the trial. If the outcome of that assessment is a lower incidence rate than we are currently anticipating, we may need to plan for a larger clinical trial, which would result in increased clinical development costs, or could encounter greater difficulty in meeting trial endpoints. In addition, the likely potential approval of GlaxoSmithKline and Pfizer’s RSV vaccine candidates based on high levels of efficacy demonstrated in Phase 3 clinical studies could make our clinical trial recruitment more difficult and increase our clinical development costs. For example, the FDA or other regulatory agencies may request inclusion of licensed RSV vaccines in our clinical trials.

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

Moreover, if our vaccine candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the vaccine candidate if approved. We may also be required to modify our development and clinical trial plans based on findings after we commence clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented their further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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
•
our reputation may suffer.

Adverse events associated with vaccines developed by other companies that target the same indications as our vaccine candidates target, or that include antigens closely related to the antigens included in our vaccine candidates, may also negatively affect our prospects. For example, the FDA could require us to do additional testing or perform additional post-marketing studies to monitor the incidence of adverse events depending upon the adverse events associated with such other vaccines.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular vaccine candidate, if approved, and could significantly harm our business, results of operations and prospects.

As an organization, we have limited experience conducting clinical trials, and may be unable to successfully complete current and future clinical trials for any of our vaccine candidates.

We are conducting clinical trials for two of our vaccine candidates. Our other vaccine candidates are in the preclinical development stage. We will need to successfully complete our current and additional planned clinical trials in order to seek FDA or comparable foreign regulatory approval to market our vaccine candidates. Carrying out clinical trials and the submission of a successful BLA or other regulatory submission for marketing approval is a complicated process. In general, in order to proceed with clinical trials, we must receive allowance to proceed under INDs or comparable applications submitted to foreign regulatory authorities. We have limited experience as a company in conducting clinical trials and preparing, submitting and prosecuting regulatory filings. We also plan to conduct a number of clinical trials over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. We cannot be certain how many clinical trials of our vaccine candidates will be required or how such trials should be designed, or that we will not encounter material delays in our clinical development plans. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our vaccine candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of vaccine candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting BLAs for and commercializing our vaccine candidates.

We have licensed the rights in our technology for a limited number of infectious diseases in certain jurisdictions, which may limit our ability to obtain regulatory approval, commercialize our vaccine candidates, or expand our pipeline to fully realize the commercial potential of our VLP platform.

We have a prescribed list of infectious disease applications for which we have obtained licenses from UW to develop vaccine candidates using our VLP technology platform. Third parties may also have licensed or will license the same VLP technology from UW for use in infectious disease applications or jurisdictions where we do not have an exclusive license. Any adverse developments that occur during clinical trials related to these infectious disease applications conducted by third parties in other jurisdictions may result in delays, limitations or denials of regulatory approvals of our vaccine candidates, may cause regulators to require us to conduct additional clinical trials as a condition to marketing approval, may result in the withdrawal of any approvals of our vaccine candidates that we receive in the future, or may result in further restrictions on our ability to commercialize our vaccine candidates. Such adverse developments may also negatively impact the perception of our vaccine candidates, which may reduce the enrollment of subjects in our clinical trials or inhibit our ability to market our vaccine candidates in the future if approved. For example, SK Bioscience (SK) has launched a vaccine in South Korea that uses the same VLP technology that we have licensed from UW for our vaccine candidates. Any adverse developments related to its vaccine could negatively impact our vaccine candidates and perceptions of our VLP platform.

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

Because we have limited financial and managerial resources, we focus on specific vaccine candidates, development programs and indications. As a result, we may forgo or delay pursuit of opportunities with our vaccine candidates or other vaccine candidates that could have had greater technical and commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and vaccine candidates for specific indications may not yield any commercially viable vaccine candidates. If we do not accurately evaluate the commercial potential or target market for a particular vaccine candidate or lack the internal staffing and financial resources to develop the vaccine candidate ourselves, we may relinquish valuable rights to that vaccine candidate through collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such vaccine candidate.

We are conducting and plan to conduct certain of our clinical trials for our vaccine candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are conducting and plan to conduct certain of our clinical trials for our vaccine candidates outside the United States, including the Phase 1/1b extension trial we are conducting in Belgium of IVX-121 in adults aged 60-75. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, and the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many regulatory authorities outside the United States have similar requirements. In addition, trials conducted outside the United States are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our vaccine candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our vaccine candidates.

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

Preliminary data from our preclinical studies and interim or topline data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, interim, preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline, interim and preliminary data should be viewed with caution until the final data are available. In addition, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more clinical trial data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of such data by us could result in volatility in the price of our common stock.

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

Fast track designation by the FDA for IVX-A12 or our other vaccine candidates may not actually lead to a faster development or regulatory review or approval process.

We have been granted a fast track designation for IVX-A12 by the FDA and may seek fast track designations for other vaccine candidates in the future. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. With regard to a fast track product candidate, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Obtaining a fast track designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for IVX-A12, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that IVX-A12 or any other vaccine candidate that may be granted fast track designation will receive marketing approval in the United States.

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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, any resurgence of COVID-19 or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures. If a prolonged government shutdown were to occur based on pandemic or other factors, or if global health considerations were to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct many of our preclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our vaccine candidates may be delayed.

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

As part of our development strategy, we plan to initiate scale-up of manufacturing process development activities to enable incorporation of final process changes early in the overall development cycle, and we have initiated such scale-up activities for IVX-A12. In addition, we intend to evaluate alternative manufacturing processes that we believe could reduce time from candidate selection to availability of clinical trial material, enable us to rapidly respond to annual strain changes as needed in our influenza program, and potentially make our VLP technology available as needed for future pandemics. However, we may face significant challenges in this scale-up of manufacturing capabilities and development of alternative manufacturing processes, including challenges with respect to large scale process development, analytical development and quality control testing, and manufacturing our vaccine candidates to our specifications and in a timely manner to support our preclinical and clinical trials. We may also face challenges in identifying and securing third-party manufacturers to support our manufacturing development activities and produce sufficient quantities at an acceptable cost. Delays in establishing and scaling up our manufacturing process, including any alternative manufacturing processes, and in securing third-party manufacturers may materially delay or disrupt our development efforts, and increase our overall development costs. In particular, if we are unable to develop faster alternative manufacturing processes, this will limit the prospects of any influenza or SARS-CoV-2 vaccine that we may develop.

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
•
the pricing and cost-effectiveness of our products, as well as the cost of vaccination with our products in relation to alternative treatments and therapies;
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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to set their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

The biotechnology and biopharmaceutical industries are characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and vaccine candidates. We compete with (i) developers of vaccine candidates using technologies other than VLP technologies that target the same or similar infectious diseases targeted by our vaccine candidates and (ii) other developers of VLP technologies. Our competitors have developed, are developing or may develop vaccine candidates or products that are competitive with our vaccine candidates. Any vaccine candidates that we successfully develop and commercialize will compete with existing vaccines and new vaccines that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the prevention of diseases for which we may attempt to develop vaccine candidates. In particular, there is intense competition in the VLP technology field and the RSV, influenza and COVID-19 vaccine fields. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and vaccine companies. Moreover, we may also compete with universities and other research institutions who may be active in respiratory vaccine research and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new vaccine candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, or are commercializing non-VLP vaccine candidates targeting RSV, hMPV, influenza and SARS-CoV-2. For example, GlaxoSmithKline, Pfizer, Bavarian Nordic, Janssen, and Moderna are currently developing vaccines against RSV for use in older adults, with several currently in Phase 3 trials, and GlaxoSmithKline and Pfizer are each expected to receive marketing approval in 2023. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in preclinical development for pediatric use and Sanofi has announced that it is exploring RSV monovalent and RSV and hMPV combination vaccines for older adults preclinically. Several companies such as Sanofi, GlaxoSmithKline and Seqirus are currently marketing influenza vaccines and/or running influenza clinical trials. Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, and Novavax along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and BioNTech/Pfizer and Novavax which have COVID-19/influenza combination vaccines in Phase 1 and Phase 2 clinical development, respectively. We also compete with companies that have developed, or are developing, VLP technologies or protein nanoparticle vaccines including Bavarian Nordic, SpyBiotech, VBI Vaccines, UVax Bio and ModeX. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials, require changes to our clinical trial designs and limit our commercial opportunity.

Many of our competitors have significantly greater financial, technical, clinical development, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any vaccine candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the extent to which vaccine recipients accept relatively new vaccines, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior vaccine alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products approaches may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our vaccine candidates. We plan to pursue development of a combination RSV and hMPV vaccine candidate, and it takes significant manufacturing and development resources to develop combination candidates. Our competitors may have greater resources than we do, allowing them to advance combination candidates faster than we are able to or allowing them to advance additional combination vaccine candidates incorporating more pathogens in a single candidate. These combination candidates could limit the commercialization potential of our combination candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

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

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the United States and global economies, financial markets, labor markets and supply chains. It is not possible at this time to estimate the impact that COVID-19 or other disease outbreaks could have on our business in the future, particularly as we advance our vaccine candidates through clinical development. Outbreaks of COVID-19, the measures taken by governmental authorities, any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the manufacture or shipment of our vaccine candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing or timely advancing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and any future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials or other regulatory matters.

The extent to which the COVID-19 pandemic or a future pandemic or epidemic may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of variants, vaccine utilization, effectiveness and durability, business or supply chain disruptions and the effectiveness of actions taken in the United States and other countries to contain the spread of infection and otherwise address the particular pandemic or epidemic.

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

For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential vaccine candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; implemented a new methodology by which the average manufacturer price under the Medicaid Drug Rebate Program is calculated for drugs that are inhaled, infused, instilled, implanted, or injected; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

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

In addition, certain state laws govern the privacy and security of health and other information in certain circumstances. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, and provides California residents with individual privacy rights, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad including our clinical trials may also be subject to increased scrutiny or attention from data protection authorities, and there are a wide variety of foreign privacy laws that may impact our operations, now or in the future. For example, in Europe, the GDPR imposes stringent requirements regarding the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA. Companies that must comply with the GDPR including us face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR also confers, in certain circumstances, a private right of action to data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our information technology systems, or those of any of our service providers, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We and our service providers maintain and will maintain a large quantity of sensitive information, including confidential business and health-related information in connection with our preclinical studies and planned clinical trials, and are subject to laws and regulations governing the privacy and security of such information. Our information technology systems and those of our third-party collaborators, service providers, vendors, contractors and consultants are vulnerable to attack, damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also experience security breaches that may remain undetected for an extended period. Any security breach or other incident, whether actual or perceived, could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our vaccine candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, vendors, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our vaccine candidates could be delayed.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, were such an event to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. Some federal, state and foreign laws and regulations also include obligations for companies to notify individuals of security breaches involving particular categories of personally identifiable information. Such laws and regulations could expose us to litigation, as well as enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, all of which could materially and adversely affect our business, results of operations or financial condition. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (USPTO) or become involved in opposition, derivation, revocation, reexamination, post-grant review, inter partes review, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our vaccine programs and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

We are dependent, in part, on patents, know-how and proprietary technology licensed from others. We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that any future license agreements where we in-license intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. Specifically, we are party to various option and license agreements with UW. See the descriptions of these agreements provided in the section of this Annual Report titled “Business—Material Agreements” for additional information on these agreements. These licenses and, if exercised, options impose various diligence, milestone payment, royalty, and other obligations on us, and any future license agreements we enter into may do the same. In addition, we rely on in-licensing antigens from third parties other than UW to combine with our VLP platform. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to develop or market the products covered by the license. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of vaccine candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, vaccine candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or vaccine candidates.

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

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensors to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. For example, due to the sanctions imposed by the United States on Russia as a result of the conflict in Ukraine, it is not possible to pay fees on Russian patents and the future of such patents is uncertain. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our vaccine programs and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patent applications.

The America Invents Act also included a number of significant changes that affected the way patent applications are prosecuted and also affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Any of these factors could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents issuing from those patent applications, and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing our vaccine candidate. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our vaccine programs and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our vaccine candidates may require specific formulations to work effectively and efficiently, we may develop vaccine candidates containing our compounds and pre-existing pharmaceutical compounds, which could require us to obtain rights to use intellectual property held by third parties. For example, we may find from our preclinical or clinical trials that our vaccine candidates achieve improved efficacy through combination with proprietary adjuvants. We may not be able to achieve long-term access to these adjuvants or may be only able to do so under unfavorable terms. This could limit the effectiveness of our vaccine candidates if we are unable to obtain access to these adjuvants or could impact our potential profitability and prospects if we can only obtain access under unfavorable terms. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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
•
general economic, industry, geopolitical and market conditions events or factors, many of which are beyond our control, such as the COVID-19 pandemic, the military conflict between Russia and Ukraine, inflation and interest rate changes, and financial institution instability;
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

As of December 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 26% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer”, as defined under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

General Risk Factors

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting and "pay versus performance" disclosure requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, in recent periods obtaining director and officer liability insurance has become more expensive, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank (SVB) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. The biotech sector has experienced particular volatility in the past year. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our portfolio of investments or bank deposits may be subject to market, interest and credit risk that may reduce their value and adversely affect our business, results of operations and financial condition.

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the closure of SVB and Signature Bank and the appointment of FDIC as receiver created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2022, we had federal and state net operating loss (NOL) carryforwards of approximately $76.2 million and $30.8 million, respectively.

Federal NOL carryforwards generated after January 1, 2018 may be carried forward indefinitely. The deductibility of federal NOL carryforwards may be limited. In addition, our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and do not otherwise qualify as a “smaller reporting company”, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters is located at 1930 Boren Avenue in Seattle, Washington, where we lease 25,253 square feet of laboratory and office space pursuant to a lease agreement that commenced in October 2022 and will expire in December 2027, which may be extended at our option for five additional years at a fair market rent rate set based on comparable laboratory and research space in the premises and in the Seattle market.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ICVX.”

Holders of Common Stock

As of March 21, 2023, we had approximately 33 stockholders of record. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2022, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus dated July 28, 2021 filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 30, 2021.

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

Overview

We are a biopharmaceutical company leveraging our innovative virus-like particle (VLP) platform technology to develop vaccines against infectious diseases, with an initial focus on life-threatening respiratory diseases. Our VLP platform technology is designed to enable multivalent, particle-based display of complex viral antigens, which we believe will induce broad, robust, and durable protection against the specific viruses targeted. Our pipeline includes vaccine candidates targeting some of the most prevalent viral causes of pneumonia. We are developing these candidates for older adults, a patient population with high unmet need. Our lead vaccine candidate IVX-A12 is a bivalent candidate, or a mixture of two different VLP candidates. IVX-A12 combines IVX-121, a vaccine candidate designed to target respiratory syncytial virus (RSV), and IVX-241, a vaccine candidate designed to target human metapneumovirus (hMPV). There are currently no vaccines approved that target both RSV and hMPV, which are two common causes of pneumonia in older adults.

As part of our IVX-A12 development plan, we are also conducting a clinical trial of IVX-121 and in June 2022, we announced positive topline interim results from our Phase 1/1b clinical trial of IVX-121 in young and older adults. These topline interim data showed that IVX-121 was generally well-tolerated across all dosage groups and induced a robust immune response, consistent across both young and older adult groups, and including at the lowest non-adjuvanted dose tested. In December 2022, we reported positive six-month IVX-121 immunogenicity data, demonstrating a sustained nAb response against RSV in young and older adults, lasting for at least six months after a single administration of IVX-121. We are also conducting a Phase 1b extension study for IVX-121, in which a subset of older adults from the Phase 1b cohort will be followed out to 12 months to assess durability of response. Twelve-month IVX-121 immunogenicity data is expected in mid-2023.

In August 2022, we submitted an investigational new drug application (IND) for IVX-A12 to the U.S. Food and Drug Administration (FDA). We received allowance from the FDA and in October 2022, we initiated a Phase 1 clinical trial of IVX-A12, with topline interim data expected in the second quarter of 2023. In February 2023, we announced that the FDA granted IVX-A12 fast track designation for the prevention of disease caused by RSV and hMPV in older adults aged 60 or older.

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults, including influenza and SARS-CoV-2. In the future we may also develop candidates in other areas of unmet need where VLP vaccines have the potential to offer differentiated benefits.

We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $349.6 million. As of December 31, 2022, we had cash, cash equivalents, restricted cash, and short-term investments of $219.4 million.

We have incurred significant operating losses since inception. Our net losses for the years ended December 31, 2022 and 2021 were $91.8 million and $67.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $185.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

Based on our current operating plan, we believe that our existing cash, cash equivalents, restricted cash, and short-term investments will be sufficient to fund our operations through at least 2024. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our vaccine candidates, which will not be for several years, if ever. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our vaccine candidates to third parties where we might otherwise prefer to develop and market such vaccine candidates ourselves.

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the years ended December 31, 2022 and 2021, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million, in support of our development of our former IVX-411 COVID-19 vaccine for pandemic use. The Grant Agreement terminated in accordance with its terms on March 31, 2022.

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
▪
the impact of any interruptions to our operations or to those of the third parties with whom we work due to COVID-19 outbreaks and any other future pandemic and epidemic disease and any associated supply chain disruption and staffing shortages; and
▪
the immunogenicity, efficacy and safety profile of our vaccine candidates.

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

Interest and Other Income (Expense)

Interest income consists of interest income earned on short-term investments in debt securities and interest-bearing demand accounts.

Interest expense consisted of interest on our outstanding convertible promissory note at a per annum interest rate of 6.0% and non-cash interest expense related to discount amortization prior to its conversion into shares of our Series B-2 convertible preferred stock in March 2021.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Grant revenue	$582	$7,802	$(7,220)
Operating expenses:
Research and development	65,410	38,776	26,634
General and administrative	30,230	34,887	(4,657)
Total operating expenses	95,640	73,663	21,977
Loss from operations	(95,058)	(65,861)	(29,197)
Other income (expense)
Change in fair value of embedded derivative liability	—	(205)	205
Loss on extinguishment of convertible promissory note	—	(754)	754
Interest and other	3,300	(151)	3,451
Total other income (expense)	3,300	(1,110)	4,410
Net loss	$(91,758)	$(66,971)	$(24,787)

Grant Revenue

We recognized revenue from the Grant Agreement of $0.6 million for the year ended December 31, 2022 compared to $7.8 million for the year ended December 31, 2021. We had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through December 31, 2022, we have recognized $10.0 million in revenue since the inception of the Grant Agreement.

Research and Development Expenses

Research and development expenses were $65.4 million for the year ended December 31, 2022, compared to $38.8 million for the year ended December 31, 2021. The increase of $26.6 million was due to a $7.5 million increase in direct costs related to clinical development, $6.9 million increase in direct costs related to manufacturing and preclinical development, a $5.4 million increase related to non-cash stock-based compensation expense, a $5.1 million increase in personnel related expenses due to increased headcount to support our development activities, and a $1.7 million increase in other expenses primarily related to facilities costs.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs, which include but are not limited to personnel and facilities costs, on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Year Ended December 31,
	2022	2021
RSV-hMPV	$27,640	$12,484
SARS-CoV-2	8,334	13,487
Internal costs and unallocated research and development expense	29,436	12,805
Total research and development expense	$65,410	$38,776

General and Administrative Expenses

General and administrative expenses were $30.2 million for the year ended December 31, 2022, compared to $34.9 million for the year ended December 31, 2021. The decrease of $4.7 million consisted of lower non-cash stock-based compensation expense of $12.7 million, due to $21.0 million recognized in 2021 for the modification of stock options accelerated in connection with the death of our former Chairman, partially offset by increased personnel-related expenses of $3.1 million, increased other expenses of $2.1 million primarily related to facilities costs, increased professional services including audit and legal fees of $1.6 million, and increased insurance costs of $1.2 million.

Other Income (Expense)

Other income (expense) was income of $3.3 million for the year ended December 31, 2022, compared to expense of $1.1 million for the year ended December 31, 2021. The $4.4 million change was the result of net interest income of $3.3 million in 2022 compared to net interest expense of $0.2 million in 2021, a loss on extinguishment of convertible promissory note of $0.8 million in 2021, and a loss recognized on the change in fair value of derivative liability of $0.2 million in 2021.

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

In August 2022, we entered into the Equity Distribution Agreement with Oppenheimer & Co. Inc. (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. During the three months ended December 31, 2022, we sold and issued 980,000 shares of common stock under the Equity Distribution Agreement, resulting in net cash proceeds of $9.4 million.

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

As of December 31, 2022, we had cash, cash equivalents, restricted cash, and short-term investments of $219.4 million and an accumulated deficit of $185.8 million.

Funding Requirements

Based on our current operating plan we believe that our existing cash, cash equivalents, restricted cash, and short-term investments will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing vaccine candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
▪
any delays and cost increases that may result from COVID-19 outbreaks or supply chain and staffing issues;
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

Our existing cash, cash equivalents, restricted cash, and short-term investments will not be sufficient to complete development of IVX-A12, an influenza vaccine candidate, a bivalent SARS-CoV-2 candidate, or any other future vaccine candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(61,675)	$(38,540)
Investing activities	(169,449)	(1,006)
Financing activities	10,307	304,772
Net change in cash, cash equivalents, and restricted cash	$(220,817)	$265,226

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $61.7 million, consisting primarily of our net loss incurred during the period of $91.8 million adjusted for $22.0 million of non-cash expenses and $8.1 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $21.7 million in stock-based compensation expense. The net change in operating assets and liabilities primarily consisted of $4.6 million in proceeds from a lease incentive, $2.8 million increase in accounts payable and accrued and other current liabilities, a $1.3 million decrease in prepaids and other current assets, and a $0.6 million decrease in deferred revenue.

Net cash used in operating activities for the year ended December 31, 2021 was $38.5 million, consisting primarily of our net loss incurred during the period of $67.0 million adjusted for $30.3 million of non-cash charges and $(1.9) million for net changes in operating assets and liabilities. Non-cash charges consisted primarily of $29.0 million in stock-based compensation expense inclusive of $21.0 million in expense related to the modification of options accelerated in connection with the death of our former Chairman, $0.8 million loss on extinguishment of convertible promissory note, $0.3 million non-cash interest expense, and $0.2 million of non-cash expense recognized related to the change in fair value of the derivative liability. The net change in operating assets and liabilities consisted of a $5.2 million increase in prepaids and other current assets, a $5.1 million increase in accounts payable and accrued and other current liabilities, and a $1.8 million decrease in deferred revenue.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $169.4 million, consisting of purchases of short-term investments of $221.1 million and $11.1 million of purchases of property and equipment, offset by $62.8 million of maturities of short-term investments.

Net cash used in investing activities for the years ended December 31, 2021 was $1.0 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $10.3 million, consisting of $9.4 million in net proceeds from the issuance of common stock, and $0.9 million of proceeds from exercises of stock options.

Net cash provided by financing activities for the year ended December 31, 2021 was $304.8 million consisting of $190.7 million in net proceeds related to the issuance of common stock in connection with the IPO in August 2021, $92.6 million in net proceeds related to the issuance of Series B-1 convertible preferred stock in March 2021, $21.0 million in net proceeds related to the issuance of Series A-1 convertible preferred stock in February 2021, and $0.4 million proceeds from exercises of stock options, including early exercises.

Contractual Obligations and Commitments

As we describe in Note 8 to the audited financial statements included elsewhere in this Annual Report, we have a lease agreement for corporate office and laboratory space in Seattle, Washington. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The monthly base rent will be $0.2 million for the first year, beginning in October 2022, and will increase by 3.0% per year over the initial term. In addition, we are obligated to pay for common area maintenance and other costs. The lease agreement provides us with an allowance for tenant improvements of $5.3 million that is reimbursed to us as construction of improvements occurs. Through December 31, 2022, we have received $4.6 million of the tenant improvement allowance. Under the terms of the lease agreement, we are required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at October 2023, and further reduced to $0.7 million at October 2024.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of December 31, 2022, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein. See the descriptions of these agreements provided in the section of this Annual Report titled “Business—Material Agreements” for additional information on these license agreements.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the first day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of the prior year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency exchange rates in connection with these arrangements. To date, we have not experienced any material effects from foreign currency exchange rate fluctuations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Icosavax, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Icosavax, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Seattle, Washington

March 30, 2023

ICOSAVAX, INC.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$58,846	$279,082
Restricted cash	1,061	1,642
Short-term investments	159,461	—
Prepaid expenses and other current assets	4,545	5,829
Total current assets	223,913	286,553
Right-of-use assets – operating leases	3,247	—
Property and equipment, net	11,517	1,076
Total assets	$238,677	$287,629
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,892	$3,899
Accrued and other current liabilities	8,759	4,757
Current portion of operating lease liabilities	2,137	—
Deferred revenue	—	582
Total current liabilities	13,788	9,238
Operating lease liabilities, net of current portion	6,658	—
Other noncurrent liabilities	69	171
Total liabilities	20,515	9,409
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.0001 par value; 500,000,000 authorized at December 31, 2022 and 2021; 41,177,706 and 39,429,103 shares issued as of December 31, 2022 and 2021, respectively; 41,095,564 and 39,175,279 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	404,386	372,284
Accumulated other comprehensive loss	(403)	—
Accumulated deficit	(185,827)	(94,069)
Total stockholders' equity	218,162	278,220
Total liabilities and stockholders' equity	$238,677	$287,629

See accompanying notes to financial statements

ICOSAVAX, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share data)

	Year Ended December 31,
	2022	2021
Grant revenue	$582	$7,802
Operating expenses:
Research and development	65,410	38,776
General and administrative	30,230	34,887
Total operating expenses	95,640	73,663
Loss from operations	(95,058)	(65,861)
Other income (expense):
Change in fair value of embedded derivative liability	—	(205)
Loss on extinguishment of convertible promissory note	—	(754)
Interest and other	3,300	(151)
Total other income (expense)	3,300	(1,110)
Net loss	$(91,758)	$(66,971)
Other comprehensive loss:
Unrealized losses on available-for-sale debt securities	(403)	—
Comprehensive loss	$(92,161)	$(66,971)
Net loss per share, basic and diluted	$(2.31)	$(3.73)
Weighted-average common shares outstanding, basic and diluted	39,725,131	17,965,894

See accompanying notes to financial statements

ICOSAVAX, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

					Additional	Accumulated		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	32,198,879	$30,062	2,639,026	$2	$393	$-	$(27,098)	$(26,703)
Issuance of Series A-1 convertible preferred stock for cash of $0.9615 per share net of $0.1 million of issuance costs	21,944,874	21,004	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock for cash of $2.82172 per share net of $0.3 million of issuance costs	32,958,612	92,630	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock from convertible note	2,805,850	7,917	—	—	—	—	—	—
Initial public offering, net of issuance costs of $18.6 million	—	—	13,953,332	1	190,736	—	—	190,737
Conversion of convertible preferred stock into common stock	(89,908,215)	(151,613)	21,634,898	2	151,611	—	—	151,613
Shares released from restriction upon vesting of early-exercised stock options	—	—	344,179	—	203	—	—	203
Exercise of common stock options	—	—	117,745	—	98	—	—	98
Vesting of shares of restricted common stock	—	—	469,493	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	16,606	—	212	—	—	212
Stock-based compensation	—	—	—	—	29,031	—	—	29,031
Net loss and comprehensive loss	—	—	—	—	—	—	(66,971)	(66,971)
Balance at December 31, 2021	—	$—	39,175,279	$5	$372,284	$-	$(94,069)	$278,220
Issuance of common stock	—	—	980,000	1	9,412	—	—	9,413
Shares released from restriction upon vesting of early-exercised stock options	—	—	171,682	—	102	—	—	102
Exercise of common stock options	—	—	395,050	—	585	—	—	585
Vesting of shares of restricted common stock	—	—	302,281	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	—	—	71,272	—	309	—	—	309
Stock-based compensation	—	—	—	—	21,694	—	—	21,694
Other comprehensive loss	—	—	—	—	—	(403)	—	(403)
Net loss	—	—	—	—	—		(91,758)	(91,758)
Balance at December 31, 2022	—	$—	41,095,564	$6	$404,386	$(403)	$(185,827)	$218,162

See accompanying notes to financial statements

ICOSAVAX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(91,758)	$(66,971)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	21,694	29,031
Depreciation	860	82
Non-cash lease expense	983	—
Amortization of premiums and discounts on short-term investments	(1,528)	—
Non-cash interest expense	—	264
Change in fair value of embedded derivative liability	—	205
Loss on extinguishment of convertible promissory note	—	754
Changes in operating assets and liabilities:
Prepaids and other current assets	1,284	(5,167)
Accounts payable	(1,195)	1,839
Accrued and other current liabilities	4,002	3,225
Deferred revenue	(582)	(1,802)
Proceeds from lease incentive	4,565	—
Net cash used in operating activities	(61,675)	(38,540)
Investing activities:
Purchases of property and equipment	(11,113)	(1,006)
Purchases of short-term investments	(221,086)	—
Maturities of short-term investments	62,750	—
Net cash used in investing activities	(169,449)	(1,006)
Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	113,634
Proceeds from initial public offering, net of offering costs	—	190,738
Proceeds from issuance of common stock, net of issuance costs	9,413	—
Proceeds from exercise of stock options, including early exercise	894	400
Net cash provided by financing activities	10,307	304,772
Net increase (decrease) in cash, cash equivalents, and restricted cash	(220,817)	265,226
Cash, cash equivalents, and restricted cash at beginning of period	280,724	15,498
Cash, cash equivalents, and restricted cash at end of period	$59,907	$280,724

Supplemental disclosure of noncash activities
Conversion of preferred stock to common stock	$—	$151,613
Purchases of property and equipment included in accounts payable and accrued liabilities	$330	$142
Right-of-use assets and lease liabilities recognized upon commencement of lease	$3,370	$—

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

The Company’s business involves inherent risks. These risks include, among others, dependence on key personnel, licensors and third-party service providers, patentability of the Company’s products and processes, the immunogenicity, efficacy and safety of the Company’s vaccine candidates and the potential of the Company's novel vaccine technology platform. In addition, any of the Company’s vaccine candidates, and the Company's vaccine technology platform, could become obsolete or diminished in value by discoveries and developments at other organizations.

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

Liquidity

The Company had an accumulated deficit of $185.8 million, cash, cash equivalents, and short-term investments of $218.3 million, and restricted cash of $1.1 million at December 31, 2022.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these financial statements are issued.

The Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to December 31, 2022, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents, restricted cash, and short-term investments. The Company is exposed to credit risk from its deposits of cash in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company maintains insured cash sweep accounts where balances are maintained in interest bearing demand accounts. The Company has not realized any losses on these deposits, and management believes that the Company is not exposed to significant credit risk due to the financial positions of the respective depository institutions in which those deposits are held, and its short-term investments are in high credit quality securities including U.S. Treasury and U.S. Agency securities, commercial paper, and highly rated corporate debt securities.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consists of deposits with commercial banks in checking and interest-bearing accounts, highly rated money market funds, and all highly liquid investments with an original maturity of 90 days or less at the time of purchase. At December 31, 2022 and 2021, restricted cash includes cash deposited in a collateral account to support a letter of credit issued as security for the Company's operating lease to rent office and laboratory space in Seattle, Washington. At December 31, 2021, restricted cash also includes payments received under the Grant Agreement (as defined in Note 4) with the Bill & Melinda Gates Foundation (“BMGF”).

Investments

Investments include U.S. Treasury and U.S. Agency securities, commercial paper, and corporate debt securities with a final maturity of each security of less than one year. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets. The Company classifies investments maturing within one year of the reporting date as short-term investments.

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

Property and equipment, net

Property and equipment, net is stated at cost, net of accumulated depreciation and is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years, while leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of its long-lived assets, including property and equipment to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Should an impairment exist, the impairment loss would be measured based on the excess over the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses from inception through December 31, 2022.

Derivative Liability, Convertible Notes Discount and Amortization

The Company’s convertible note (see Note 7) had conversion and redemption features that met the definition of an embedded derivative and were therefore subject to bifurcation and derivative accounting. The initial recognition of the fair value of the derivative resulted in a discount to the convertible note, with a corresponding derivative liability. The discount to the convertible note was amortized using the effective interest method. The amortization of the discount is included in interest and other expense in the statements of operations and comprehensive loss. The derivative liability related to these features was recorded at estimated fair value and remeasured on a recurring basis. Any changes in fair value were reflected as change in fair value of derivative liability in the statements of operations and comprehensive loss at each reporting date while such instruments were outstanding. The derivative liability was settled in March 2021 upon conversion of the underlying convertible note into Series B convertible preferred stock, resulting in a loss on extinguishment of convertible promissory note.

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

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 82,142 and 253,824 shares as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company recorded $0.1 million and $0.2 million respectively, related to shares issued with repurchase rights as other noncurrent liabilities in the accompanying balance sheets.

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

The Company has not recorded any such liabilities at either December 31, 2022 or 2021.

Grant Revenue

The Company’s revenue consists of revenue under its prior Grant Agreement with BMGF (see Note 4). The Company was reimbursed for certain costs that support development activities, including the Company’s clinical trial notification (“CTN”) preparations for and planned first-in-human Phase 1/2 clinical trial of the Company's former IVX-411 SARS-CoV-2 vaccine in Australia. The Company’s Grant Agreement did not provide a direct economic benefit to BMGF. Rather, the Company entered into an agreement with BMGF to make a certain amount of any resulting vaccine available and accessible at affordable pricing to people in certain low- and middle-income countries. The Company assessed this cost reimbursement agreement to determine if the agreement should be accounted for as an exchange transaction or a contribution. Such an agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when all donor-imposed conditions have been met.

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

The fair value of restricted stock units (“RSUs”) is based on the closing price of the Company's common stock on the grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model uses inputs which are assumptions that generally require judgment. These assumptions include:

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
▪
Expected Dividend Yield. The Company has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Therefore, the Company used an expected dividend yield of zero.

Significant changes to the key assumptions underlying the factors used could result in different fair values of stock options at each valuation date.

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

As of December 31, 2022 and 2021, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2022, the Company had no accrued interest or penalties.

Comprehensive Loss

Comprehensive loss comprises net loss and certain changes in equity excluded from net loss. For the year ended December 31, 2022, other comprehensive loss included unrealized losses on the Company's short-term investments in available-for-sale debt securities. The Company’s comprehensive loss was the same as its reported net loss for the year ended December 31, 2021.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding stock options and restricted stock units under the Company’s equity incentive plan and have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(91,758)	$(66,971)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,725,131	17,965,894
Net loss per share, basic and diluted	$(2.31)	$(3.73)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	Year Ended December 31,
	2022	2021
Common stock options and restricted stock units	9,387,963	6,591,727
ESPP shares	66,488	16,606
Unvested common stock	82,142	253,824
Total	9,536,593	6,862,157

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05, and ASU 2020-02 ("ASU 2016-13"). The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. ASU 2016-13 will become effective beginning January 1, 2023, with early adoption permitted. The adoption of ASU 2016-13 did not have a material impact on the Company's financial condition, results of operations, cash flows, and financial statement disclosures.

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

The Company measures the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical securities. The Company measures the fair value of U.S. Agency securities, corporate debt securities and commercial paper based on recent trades of securities in inactive markets or based on quoted prices of similar instruments in active markets and other significant inputs derived from or corroborated by observable market data.

The following table summarizes, by major security type, the Company's cash, cash equivalents, and investments that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 (in thousands):

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$23,376	$—	$—	$23,376
Money market funds	Level 1	35,470	—	—	35,470
Total cash and cash equivalents		58,846	—	—	58,846
Investments:
U.S. Treasury securities	Level 1	82,277	3	(331)	81,949
U.S. Agency securities	Level 2	14,044	28	—	14,072
Corporate debt securities and commercial paper	Level 2	63,543	—	(103)	63,440
Total investments		159,864	31	(434)	159,461
Total assets measured at fair value on a recurring basis		$218,710	$31	$(434)	$218,307

As of December 31, 2021, the Company considered the carrying amounts of cash and cash equivalents to be representative of their respective fair values due to their short maturities.

All investments held as of December 31, 2022 were classified as available-for-sale debt securities and had contractual maturities within one year. There were no realized gains or losses on these securities for the year ended December 31, 2022. The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2022 was $90.3 million. The Company evaluated its investments for other-than-temporary impairment and considered the decline in market value for the securities to be temporary in nature. It is not more likely than not that the Company will be required to sell the investments, and the Company does not intend to do so prior to recovery of the amortized cost basis.

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

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the convertible promissory note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory note of $0.8 million of other expense in the statements of operations and comprehensive loss for the year ended December 31, 2021, which included the derecognition of unamortized debt issuance costs.

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

4. Grant Agreement

Bill & Melinda Gates Foundation Grant Agreement

In support of the Company’s development of its former IVX-411 COVID-19 vaccine for pandemic use, in September 2020, the Company entered into the grant agreement (the “Grant Agreement”) with the Bill & Melinda Gates Foundation (“BMGF”), under which it was awarded a grant totaling up to $10.0 million (the “Grant”). The Grant supported development activities related to IVX-411, including the Company’s regulatory filing preparations and its Phase 1/2 clinical trial of IVX-411. The Grant Agreement terminated in accordance with its terms on March 31, 2022. Concurrent with and in connection with the Grant Agreement, the Company entered into a Global Access Commitments Agreement (“GACA”) with BMGF. Under the terms of the GACA, among other things, the Company agreed to make a certain amount of its IVX-411 COVID-19 vaccine available and accessible at affordable pricing to people in certain low- and middle-income countries, if the vaccine was commercialized. The Company discontinued its IVX-411 program in July 2022.

Payments received in advance that were related to future performance were deferred and recognized as revenue when the research and development activities were performed. Cash payments received under the Grant Agreement were restricted as to their use until eligible expenditures were incurred.

At December 31, 2022, the Company had no restricted cash and no deferred revenue, and at December 31, 2021, had $0.6 million of restricted cash and deferred revenue, representing funds received from BMGF and the Company's estimate of costs to be reimbursed and revenue to be recognized, respectively, in the next twelve months under the Grant Agreement.

The Company received no funding from BMGF during the year ended December 31, 2022. During the year ended December 31, 2021, the Company received $6.0 million in funding from BMGF.

During the years ended December 31, 2022 and 2021, the Company recognized revenue from the Grant Agreement of $0.6 million and $7.8 million, respectively. The Company had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through December 31, 2022, the Company has recognized $10.0 million in revenue since the inception of the Grant Agreement.

5. Balance Sheet Details

Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2022	2021
Laboratory equipment	$2,192	$856
Leasehold improvements	9,660	—
Office furniture and equipment	608	—
Construction in progress	—	303
Property and equipment, cost	12,460	1,159
Accumulated depreciation	(943)	(83)
Property and equipment, net	$11,517	$1,076

Depreciation expense was $0.9 million for the year ended December 31, 2022, and $0.1 million for the year ended December 31, 2021.

Accrued and other current liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Taxes payable	$80	$—
Accrued paid time off	664	342
Accrued bonus	3,135	2,216
Other accrued liabilities	4,512	1,977
Accrued 401k	324	156
ESPP liability	44	66
Total accrued and other current liabilities	$8,759	$4,757

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

The Company incurred fees associated with the license, recorded as research and development expenses, of $0.1 million during the year ended December 31, 2022, and $0.2 million during the year ended December 31, 2021.

License Agreements with University of Washington

License Agreement with respect to RSV and Other Pathogens

The Company is a party to an exclusive license agreement with the University of Washington (“UW”), originally entered into in June 2018 (as amended, the “UW 2018 Agreement”). Under the UW 2018 Agreement, UW granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents, or licensed products, for the prophylactic and/or therapeutic treatment of RSV infection, hMPV infection and eight other infectious diseases. UW also granted the Company a non-exclusive, worldwide license under certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to the Company’s proprietary two-component virus-like-particle technology as well as certain one-component virus-like-particle technology. The Company’s rights and obligations under the UW 2018 Agreement are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to Howard Hughes Medical Institute ("HHMI"), and certain other limited rights retained by UW. The Company issued 192,276 shares of common stock on August 1, 2018 in exchange for the UW 2018 Agreement’s exclusive license.

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

During the year ended December 31, 2022, the Company incurred fees associated with the 2018 and 2020 Agreements, recorded as research and development expenses, of $0.5 million. During the year ended December 31, 2021, the Company incurred fees associated with the 2018 and 2020 Agreements of $0.2 million.

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

Unless terminated earlier, the UW Flu License Agreement will remain in effect until all licensed patent rights have expired and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2041, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW Flu License Agreement if the Company breaches or fails to perform one of its material duties under the UW Flu License Agreement and is unable to remedy the default within an agreed upon time period that can be extended by UW. The Company can terminate the UW Flu License Agreement at will with prior written notice to UW.

During the year ended December 31, 2022, the Company incurred fees associated with the UW Flu License Agreement, recorded as research and development expenses, of $0.2 million. During year ended December 31, 2021, the Company incurred fees associated with the UW Flu License Agreement of $0.1 million.

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

During the year ended December 31, 2022, the Company incurred fees associated with the UT Agreement of $0.1 million, recorded as research and development expenses. During year ended December 31, 2021, the Company incurred a negligible amount in fees associated with the UT Agreement.

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

Year Ended December 31, 2021
Coupon interest at 6%	$86
Accretion of discount and amortization of issuance costs	177
Total interest expense on Convertible Promissory Note	$263

On March 19, 2021, in connection with the closing of the Series B convertible preferred stock financing, the Convertible Promissory Note (including accrued interest) and derivative liability converted into 2,805,850 shares of Series B-2 convertible preferred stock at an issuance price of $2.39846 per share. As a result of the conversion, the Company recorded a loss on extinguishment of convertible promissory notes of $0.8 million of other expense in the statements of operations and comprehensive loss for the year ended December 31, 2021, which included the unamortized debt issuance costs.

8. Leases

In January 2020, and amended in March 2020, the Company entered into a 12-month lease agreement with renewal options for office and laboratory space in Seattle, Washington. The lease was terminated in June 2022. The lease agreement was considered short-term and therefore, no right-of-use asset or lease liability was recorded.

In December 2021, the Company entered into a lease agreement for corporate office and laboratory space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The lease agreement provides the Company with an allowance for tenant improvements of $5.3 million that is reimbursed to the Company as construction of improvements occurs. Through December 31, 2022, the Company received $4.6 million of the tenant improvement allowance. The monthly base rent will be $0.2 million for the first year, beginning in October 2022, and will increase by 3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million in October 2023, and further reduced to $0.7 million in October 2024. In June 2022, the Company took possession of temporary office and laboratory space under a short-term lease that terminated in September 2022.

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating leases are as follows (in thousands):

As of December 31, 2022
ROU assets:
ROU assets - operating leases	$3,247
Lease liabilities:
Current portion of operating lease liabilities	2,137
Noncurrent portion of operating lease liabilities	6,658
Total lease liabilities	$8,795
Weighted-average remaining lease term (in years):
Operating leases	5.0
Weighted-average discount rate:
Operating leases	8.0%

The components of lease costs are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$983	$—
Variable lease costs	144	—
Short-term lease costs	728	396
Total lease costs	$1,855	$396

The maturities of lease liabilities and reconciliation to the present value of lease liabilities are as follows (in thousands):

As of December 31, 2022
2023	$2,137
2024	2,201
2025	2,267
2026	2,335
2027	2,405
Total undiscounted lease payments	11,345
Less: lease incentives	(530)
Less: imputed interest	(2,020)
Total lease liabilities	8,795
Less: current lease liabilities	(2,137)
Lease liabilities, net of current portion	$6,658

9. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In connection with the Company's IPO in August 2021, all outstanding shares of the convertible preferred stock were converted into common stock as discussed below. No convertible preferred stock was outstanding as of December 31, 2022 or December 31, 2021.

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

On August 2, 2021, the Company amended and restated its certificate of incorporation to authorize 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of December 31, 2022.

Common Stock

As of December 31, 2022 and 2021, of the 500,000,000 authorized shares of common stock, 41,177,706 and 39,429,103 shares were issued, respectively. As of December 31, 2022 and December 31, 2021, shares outstanding, which excludes common stock issued from the early exercise of unvested stock options, were 41,095,564 and 39,175,279, respectively.

On August 15, 2022, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Oppenheimer & Co. Inc. (the "Agent"), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement. The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Equity Distribution Agreement. During the three months ended December 31, 2022, the Company sold and issued 980,000 shares of common stock under the Equity Distribution Agreement, resulting in net cash proceeds of $9.4 million, net of $0.6 million in issuance costs.

Equity Incentive Plans

In 2017, the Company established a stock option plan (the “2017 Plan”) under which incentives may be granted to officers, employees, directors, consultants and advisors. Awards under the 2017 Plan may consist of restricted stock and incentive and non-qualified stock options to purchase shares of common stock of the Company.

During 2021, the Company’s stockholders approved the 2021 Incentive Plan (the “2021 Plan”), which became effective in July 2021. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs and other stock or cash-based awards. The number of shares of the Company’s common stock initially reserved for issuance under the 2021 Plan was 4,600,000 shares; plus the shares of common stock remaining available for issuance under the 2017 Plan as of the effective date of the 2021 Plan, as well as any shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2021 Plan that become available for issuance under the 2021 Plan thereafter in accordance with its terms. The number of shares initially available for issuance increases annually on January 1 of each calendar year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 5% of the shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by the Company's board of directors. The reserve for the 2021 Plan increased by 2,058,885 shares effective January 1, 2023. No more than 50,000,000 shares of common stock may be issued under the 2021 Plan upon the exercise of incentive stock options.

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

Common stock reserved for future issuance consisted of the following:

As of December 31,
2022
Common stock options and restricted stock units granted and outstanding	9,387,963
Shares available for issuance under the equity incentive plans	2,409,593
Shares available for issuance under the 2021 Employee Stock Purchase Plan	706,413
Total common stock reserved for issuance	12,503,969

A summary of the status of the options issued under the Company’s equity incentive plans as of December 31, 2022, and information with respect to the changes in options outstanding is as follows (in thousands, except share and per share data):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	6,591,727	$8.04
Granted	3,112,560	9.66
Exercised	(395,050)	1.48
Forfeited	(377,233)	10.91
Expired	(547,014)	5.32
Balance at December 31, 2022	8,384,990	$9.00	8.72	$20,499
Vested and expected to vest as of December 31, 2022	8,384,990	$9.00	8.72	$20,499
Vested and exercisable at December 31, 2022	2,219,625	$8.06	8.31	$5,636

Exercisable options in the table above reflect the number of options vested as of the date reported. Options that were granted under the 2017 Plan permitted early exercise. Cash received for early exercise of unvested options is recognized as an other noncurrent liability in the accompanying balance sheet and totaled $0.1 million at December 31, 2022.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of December 31, 2022. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $5.1 million and $1.0 million, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $7.33 and $8.52 per share, respectively.

A summary of the status of RSUs issued under the Company’s equity incentive plans as of December 31, 2022, and information with respect to the changes in RSUs outstanding is as follows:

	Service-based RSUs		Performance-based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	388,500	$25.96	—	$—
Granted	906,271	$12.25	60,000	$18.74
Vested	(278,281)	$11.34	(24,000)	$10.91
Forfeited	(49,517)	$16.45	—	$—
Nonvested at December 31, 2022	966,973	$17.81	36,000	$3.08
Expected to vest at December 31, 2022	966,973	$17.81	—	$—

The total fair value of RSUs vested during the year ended December 31, 2022 was $1.6 million. No RSUs vested during the year ended December 31, 2021. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2021 was $25.96 per share.

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP was 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increased on January 1, 2022 and will increase each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 411,777 shares effective January 1, 2023. During the year ended December 31, 2022, 71,272 shares were purchased by employees under the ESPP, and during the year ended December 31, 2021, 16,606 shares were purchased by employees under the ESPP. Stock-based compensation expense related to the ESPP for the years ended December 31, 2022 and 2021 was $0.3 million and $0.1 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the ESPP, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$8,123	$2,710
General and administrative	13,571	26,321
Total	$21,694	$29,031

The Company recognizes compensation expense for options and RSU awards based on their grant date fair value. The compensation expense is recognized over the requisite service period on a straight-line basis.

The fair value of RSUs is equal to the closing stock price on the date of grant. The fair value of each stock option granted was estimated using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to estimate the fair value of the stock option grants issued during years ended were as follows:

	Year Ended December 31,
	2022	2021
Risk-free rate of interest	1.43%-4.15%	0.63%-1.34%
Expected term (years)	5.27 - 6.08 years	5.77 - 6.08 years
Expected stock price volatility	89.3% - 118.1%	84.2% - 90.9%
Dividend yield	0%	0%

As of December 31, 2022, the unrecognized compensation cost related to outstanding stock options and RSU awards was $43.4 million and $14.1 million, respectively, and is expected to be recognized as expense over a weighted-average period of approximately 2.68 years.

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

10. Income Taxes

The reconciliations of the U.S. statutory federal income tax rates to the Company's effective tax rates were as follows:

	Year Ended December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments for the tax effects of:
State income taxes, net of federal tax	1.1	1.0
Other permanent differences	0.4	(0.4)
Research and development tax credits	3.4	3.1
Research and development credit permanent adjustment	—	(0.6)
Stock-based compensation	(2.2)	(1.6)
Uncertain tax positions	(0.9)	(0.8)
Change in valuation allowance	(22.8)	(21.7)
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$17,304	$12,623
Capitalized research and development	11,731	—
Research and development credits	4,599	2,349
Deferred revenue	—	126
Operating lease liabilities	1,951	—
Stock-based compensation	2,203	5,192
Other	712	533
Total deferred tax assets	38,500	20,823
Deferred tax liabilities
Property and equipment	(1,135)	—
Right-of-use assets – operating leases	(720)	—
Other	(269)	(280)
Total deferred tax liabilities	(2,124)	(280)
Less: valuation allowance	(36,376)	(20,543)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act enacted in December 2017 contained a provision that requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. The Company has included the impact of this provision, which results in a deferred tax asset of approximately $11.7 million as of December 31, 2022.

Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021. Utilization of the net operating loss carryforwards is dependent on future taxable income. As such, realization is not assured, and a valuation allowance has been established.

The valuation allowance for deferred tax assets was approximately $36.4 million as of December 31, 2022, an increase of $15.8 million during the year ended December 31, 2022. The Company has total net operating loss carryforwards for U.S. federal income tax and state purposes of approximately $76.2 million and $30.8 million, respectively, as of December 31, 2022 which begin to expire in 2037 and 2035, respectively. Federal net operating losses generated after January 1, 2018 will be carried forward indefinitely. The Company has federal research and development tax credit carryforwards of approximately $5.9 million as of December 31, 2022, which begin to expire in 2037. Additionally, the Company has state research and development credit carryforwards of approximately $0.3 million as of December 31, 2022, which begin to expire in 2032. The operating loss carryforwards and research and development tax credits may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382 and 383.

The Company files federal and state income tax returns. The Company is not currently under examination but is open to audit by the I.R.S. and state tax authorities for tax years beginning in 2017. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2022, there are no penalties or accrued interest recorded in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Unrecognized tax benefits, beginning of year	$758	$263
Additions based on tax positions relating to current year	775	495
Additions based on tax positions relating to prior year	14	—
Unrecognized tax benefits, end of year	$1,547	$758

The Company does not believe it is reasonably possible that its unrecognized tax benefits will change materially in the next twelve months.

11. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company contributed $0.1 million to the plan during the year ended December 31, 2022. The Company did not make any contributions to the plan during 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as of the end of the period covered by this Annual Report. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item and not set forth below will be set forth in the sections titled "Election of Directors and Executive Officers" contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2022 (the Proxy Statement) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, and Financial Statement Schedules

1.
All financial statements

The financial statements of Icosavax, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this Annual Report beginning on page 99.

2.
Financial Statement schedules

None.

3.
Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/2/2021	3.1
3.2	Amended and Restated Bylaws	8-K	8/2/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	7/22/2021	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2021, by and among the Registrant and certain of its stockholders	S-1/A	7/22/2021	4.2
4.3	Description of Registered Securities	10-K	3/30/2022	4.3
10.1#	Icosavax, Inc. 2021 Incentive Award Plan, form of stock option agreement thereunder, and form of restricted stock unit agreement	S-1/A	7/22/2021	10.2
10.2#	Icosavax, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/22/2021	10.3
10.3#	Icosavax, Inc. Annual Bonus Plan	10-Q	5/16/2022	10.1
10.4#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Adam Simpson and the Registrant	S-1/A	7/22/2021	10.12
10.5#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Douglas Holtzman, Ph.D. and the Registrant	S-1/A	7/22/2021	10.13
10.6#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Niranjan Kanesa-Thasan, M.D. and the Registrant	S-1/A	7/22/2021	10.14
10.7#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Cassia Cearley and the Registrant	S-1/A	7/22/2021	10.15
10.8#	Amended and Restated Employment Letter Agreement, dated July 22, 2021, by and between Thomas J. Russo and the Registrant	S-1/A	7/22/2021	10.17
10.9#	Employment Letter Agreement, dated August 9, 2021, by and between Elizabeth Bekiroglu and the Registrant	10-Q	11/15/2021	10.10
10.10#	Form of Indemnification Agreement for Directors and Officers	S-1	7/7/2021	10.18
10.11†	Exclusive License Agreement, dated June 29, 2018, between the Registrant and University of Washington, as amended	S-1	7/7/2021	10.19

10.12†	License and Exclusive Option Agreement, dated July 2, 2020, between the Registrant and University of Washington, as amended	S-1	7/7/2021	10.20
10.13†	Non-Exclusive Patent License Agreement, dated June 28, 2018, between the Registrant and National Institute of Allergy and Infectious Diseases, as amended	S-1	7/7/2021	10.21
10.14†	Patent License Agreement, dated June 2, 2021, between the Registrant and the University of Texas at Austin	S-1	7/7/2021	10.24
10.15†^	Lease Agreement, dated December 15, 2021, by and between Boren Lofts Owner (DE) LLC	10-K	3/30/2022	10.18
10.16†	Non-Exclusive License Agreement, dated September 16, 2021, by and between the University of Washington and the Registrant	10-K	3/30/2022	10.19
10.17†	Amendment No. 3 to Exclusive License Agreement, effective as of June 3, 2022 between the University of Washington and the Registrant	10-Q	8/15/2022	10.1
10.18	Equity Distribution Agreement, dated August 15, 2022 by and between the Registrant and Oppenheimer & Co. Inc.	S-3	8/16/2022	1.2
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ICOSAVAX, INC.

Date: March 30, 2023	By:	/s/ Adam Simpson
Adam Simpson
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Adam Simpson Adam Simpson	Chief Executive Officer and Director (principal executive officer)	March 30, 2023

/s/ Thomas Russo, CFA Thomas Russo, CFA	Chief Financial Officer (principal financial and accounting officer)	March 30, 2023

/s/ Mark McDade Mark McDade	Chairman	March 30, 2023

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 30, 2023

/s/ Heidi Kunz Heidi Kunz	Director	March 30, 2023

/s/ John Shiver, Ph.D. John Shiver, Ph.D.	Director	March 30, 2023

/s/ Ann M. Veneman Ann M. Veneman	Director	March 30, 2023

/s/ James Wassil James Wassil	Director	March 30, 2023