Form 10-Q
period 2023-03-31
Icosavax, Inc.
filed 2023-05-10
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 41,426,850 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICOSAVAX, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$49,341	$58,846
Restricted cash	1,061	1,061
Short-term investments	147,249	159,461
Prepaid expenses and other current assets	4,517	4,545
Total current assets	202,168	223,913
Right-of-use assets – operating leases	3,163	3,247
Property and equipment, net	12,225	11,517
Other noncurrent assets	2,117	—
Total assets	$219,673	$238,677
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,611	$2,892
Accrued and other current liabilities	9,137	8,759
Current portion of operating lease liabilities	2,153	2,137
Total current liabilities	12,901	13,788
Operating lease liabilities, net of current portion	6,645	6,658
Other noncurrent liabilities	44	69
Total liabilities	19,590	20,515
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 41,397,640 and 41,177,706 shares issued as of March 31, 2023 and December 31, 2022, respectively; 41,345,890 and 41,095,564 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	410,528	404,386
Accumulated other comprehensive loss	(63)	(403)
Accumulated deficit	(210,388)	(185,827)
Total stockholders' equity	200,083	218,162
Total liabilities and stockholders' equity	$219,673	$238,677

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Grant revenue	$—	$582
Operating expenses:
Research and development	17,357	17,913
General and administrative	9,165	6,322
Total operating expenses	26,522	24,235
Loss from operations	(26,522)	(23,653)
Other income:
Interest and other income	1,961	120
Total other income	1,961	120
Net loss	$(24,561)	$(23,533)
Other comprehensive income:
Unrealized gains on available-for-sale debt securities	340	—
Comprehensive loss	$(24,221)	$(23,533)
Net loss per share, basic and diluted	$(0.60)	$(0.60)
Weighted-average common shares outstanding, basic and diluted	41,264,508	39,401,805

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,095,564	$6	$404,386	$(403)	$(185,827)	$218,162
Shares released from restriction upon vesting of early-exercised stock options	30,392	—	25	—	—	25
Exercise of common stock options	109,913	—	117	—	—	117
Vesting of shares of restricted common stock	110,021	—	—	—	—	—
Stock-based compensation	—	—	6,000	—	—	6,000
Other comprehensive income	—	—	—	340	—	340
Net loss	—	—	—	—	(24,561)	(24,561)
Balance at March 31, 2023	41,345,890	$6	$410,528	$(63)	$(210,388)	$200,083

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	39,175,279	$5	$372,284	$—	$(94,069)	$278,220
Shares released from restriction upon vesting of early-exercised stock options	53,483	—	27	—	—	27
Exercise of common stock options	295,764	—	276	—	—	276
Stock-based compensation	—	—	4,550	—	—	4,550
Net loss and comprehensive loss	—	—	—	—	(23,533)	(23,533)
Balance at March 31, 2022	39,524,526	$5	$377,137	$—	$(117,602)	$259,540

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(24,561)	$(23,533)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	6,000	4,550
Depreciation	643	43
Non-cash lease expense	—	185
Amortization of premiums and discounts on short-term investments	(1,048)	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(352)	(1,852)
Right-of-use assets – operating leases	84	—
Other noncurrent assets	(1,737)	—
Accounts payable	(1,059)	1,038
Accrued and other current liabilities	378	2,691
Deferred revenue	—	(582)
Operating lease liabilities	(527)	—
Proceeds from lease incentive	530	—
Net cash used in operating activities	(21,649)	(17,460)
Investing activities:
Purchases of property and equipment	(1,573)	(1,122)
Purchases of short-term investments	(50,000)	—
Maturities of short-term investments	63,600	—
Net cash provided by (used in) investing activities	12,027	(1,122)
Financing activities:
Proceeds from exercise of stock options	117	276
Net cash provided by financing activities	117	276
Net decrease in cash, cash equivalents, and restricted cash	(9,505)	(18,306)
Cash, cash equivalents, and restricted cash at beginning of period	59,907	280,724
Cash, cash equivalents, and restricted cash at end of period	$50,402	$262,418

Supplemental disclosure of noncash activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$108	$1,224
Right-of-use assets and lease liabilities recognized upon commencement of lease	$—	$3,370

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

Liquidity

The Company had an accumulated deficit of $210.4 million, cash, cash equivalents, and short-term investments of $196.6 million, and restricted cash of $1.1 million at March 31, 2023.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these condensed financial statements are issued.

The Company has devoted substantially all its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to March 31, 2023, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock. The Company has an Equity Distribution Agreement with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings. As of March 31, 2023, approximately $10.0 million of shares have been sold through the Equity Distribution Agreement, all of which were sold in 2022.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K (the "Annual Report") that the Company filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

Use of Estimates

The Company’s significant accounting policies are described in Note 2, “Summary of significant accounting policies,” of the Company’s audited financial statements for the year ended December 31, 2022 included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in those audited financial statements.

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

If the estimated fair value of a debt security is below its amortized cost basis, the Company evaluates its ability and intent to hold the investment until a forecasted recovery occurs, including whether the Company has plans to sell the security or whether it is more likely than not the Company will be required to sell any investment before recovery of its amortized cost basis, and whether credit losses exist for the related securities. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the investments, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the investment. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment recognized in net loss. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive loss. The Company recognizes purchase premiums and discounts as interest income using the interest method over the terms of the securities.

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

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 51,750 and 82,142 shares as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded $0.1 million and $0.1 million respectively, associated with shares issued with repurchase rights as other noncurrent liabilities in the accompanying condensed balance sheets.

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

The Company has not recorded any such liabilities at either March 31, 2023 or December 31, 2022.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted- average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding stock options and restricted units under the Company’s equity incentive plan and shares that may be purchased under the Company's employee stock purchase plan. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(24,561)	$(23,533)
Denominator:
Weighted-average common shares outstanding, basic and diluted	41,264,508	39,401,805
Net loss per share, basic and diluted	$(0.60)	$(0.60)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of March 31,
	2023	2022
Common stock options and restricted stock units	11,010,300	8,525,522
ESPP shares	71,107	—
Unvested common stock	51,750	200,341
Total	11,133,157	8,725,863

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05, and ASU 2020-02 ("ASU 2016-13"). The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The ASU 2016-13 is effective beginning January 1, 2023, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023, and the standard did not have a material impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

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

The following tables summarize, by major security type, the Company's cash, cash equivalents, and investments that are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

		March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$19,471	$—	$—	$19,471
Money market funds	Level 1	29,870	—	—	29,870
Total cash and cash equivalents		49,341	—	—	49,341
Investments:
U.S. Treasury securities	Level 1	73,352	40	(112)	73,280
U.S. Agency securities	Level 2	23,768	39	—	23,807
Corporate debt securities and commercial paper	Level 2	50,192	—	(30)	50,162
Total investments		147,312	79	(142)	147,249
Total assets measured at fair value on a recurring basis		$196,653	$79	$(142)	$196,590

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$23,376	$—	$—	$23,376
Money market funds	Level 1	35,470	—	—	35,470
Total cash and cash equivalents		58,846	—	—	58,846
Investments:
U.S. Treasury securities	Level 1	82,277	3	(331)	81,949
U.S. Agency securities	Level 2	14,044	28	—	14,072
Corporate debt securities and commercial paper	Level 2	63,543	—	(103)	63,440
Total investments		159,864	31	(434)	159,461
Total assets measured at fair value on a recurring basis		$218,710	$31	$(434)	$218,307

All investments held as of March 31, 2023 and December 31, 2022 were classified as available-for-sale debt securities and had contractual maturities within one year. There were no realized gains or losses on these securities for the three months ended March 31, 2023 and 2022. The aggregate fair value of available-for-sale debt securities in an unrealized loss position was $54.9 million as of March 31, 2023, and $90.3 million as of December 31, 2022. The Company considered the decline in market value for the securities to be temporary in nature. The Company evaluated its investments in an unrealized loss position and believes it is not more likely than not that the Company will be required to sell the investments, and the Company does not intend to do so prior to recovery of the amortized cost basis.

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

Payments received in advance that were related to future performance were deferred and recognized as revenue when the research and development activities were performed. Cash payments received under the Grant Agreement were restricted as to their use until eligible expenditures were incurred. At March 31, 2023 and December 31, 2022, the Company had no restricted cash and deferred revenue under the Grant Agreement.

During the three months ended March 31, 2022, the Company recognized revenue from the Grant Agreement of $0.6 million. The Company had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through March 31, 2022, the Company had recognized $10.0 million in revenue since the inception of the Grant Agreement.

5. Additional Balance Sheet Information

Accrued and other current liabilities consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Taxes payable	$50	$80
Accrued paid time off	811	664
Accrued bonus	979	3,135
Other accrued liabilities	6,763	4,512
Accrued 401k	351	324
ESPP liability	183	44
Total accrued and other current liabilities	$9,137	$8,759

Other noncurrent assets as of March 31, 2023 consist of advance payments under manufacturing agreements and agreements with clinical research organizations.

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

The Company incurred no fees associated with the license during the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2023, the Company incurred a negligible amount of fees associated with the 2018 and 2020 Agreements, recorded as research and development expenses. During the three months ended March 31, 2022, the Company incurred a negligible amount of fees associated with the 2018 and 2020 Agreements.

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

During the three months ended March 31, 2023 and 2022, the Company incurred a negligible amount of fees associated with the UW Flu License Agreement, recorded as research and development expenses.

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

During the three months ended March 31, 2023, the Company incurred no fees associated with the UT Agreement. During the three months ended March 31, 2022, the Company incurred a negligible amount in fees associated with the UT Agreement, recorded as research and development expenses.

7. Leases

In January 2020, and amended in March 2020, the Company entered into a 12-month lease agreement with renewal options for office and laboratory space in Seattle, Washington. The lease was terminated in June 2022. The lease agreement was considered short-term and therefore, no right-of-use asset or lease liability was recorded.

In December 2021, the Company entered into a lease agreement for corporate office and laboratory space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The lease agreement provides the Company with an allowance for tenant improvements of $5.3 million that is reimbursed to the Company as construction of improvements occurs. Through March 31, 2023, the Company had received the full amount of the tenant improvement allowance. The monthly base rent will be $0.2 million for the first year, beginning in October 2022, and will increase by 3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million in October 2023, and further reduced to $0.7 million in October 2024. In June 2022, the Company took possession of temporary office and laboratory space under a short-term lease that terminated in September 2022.

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating leases are as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
ROU assets:
ROU assets - operating leases	$3,163	$3,247
Lease liabilities:
Current portion of operating lease liabilities	2,153	2,137
Noncurrent portion of operating lease liabilities	6,645	6,658
Total lease liabilities	$8,798	$8,795
Weighted-average remaining lease term (in years):
Operating leases	4.8	5.0
Weighted-average discount rate:
Operating leases	8.0%	8.0%

The components of lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$263	$185
Variable lease costs	196	—
Short-term lease costs	—	141
Total lease costs	$459	$326

The maturities of lease liabilities and reconciliation to the present value of lease liabilities are as follows (in thousands):

As of March 31, 2023
2023	$1,430
2024	2,201
2025	2,267
2026	2,335
2027	2,405
Total undiscounted lease payments	10,638
Less: imputed interest	(1,840)
Total lease liabilities	8,798
Less: current lease liabilities	(2,153)
Lease liabilities, net of current portion	$6,645

Cash paid for amounts included in operating lease liabilities for the three months ended March 31, 2023 was $0.7 million.

8. Preferred Stock and Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company did not have any outstanding preferred stock as of March 31, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of March 31, 2023 and December 31, 2022, 41,397,640 and 41,177,706 shares were issued, respectively. As of March 31, 2023 and December 31, 2022, shares outstanding, which excludes common stock issued from the early exercise of unvested stock options, were 41,345,890 and 41,095,564, respectively.

Equity Incentive Plans

In 2017, the Company established a stock option plan (the “2017 Plan”) under which incentives were granted to officers, employees, directors, consultants and advisors. Awards under the 2017 Plan consisted of restricted stock and incentive and non-qualified stock options to purchase shares of common stock of the Company.

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

Common stock reserved for future issuance consisted of the following:

As of March 31,
2023
Common stock options and restricted stock units granted and outstanding	11,010,300
Shares available for issuance under the equity incentive plans	2,626,207
Shares available for issuance under the 2021 Employee Stock Purchase Plan	1,179,462
Total common stock reserved for issuance	14,815,969

A summary of the status of the options issued under the Company’s equity incentive plans as of March 31, 2023, and information with respect to the changes in options outstanding is as follows (in thousands, except share and per share data):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	8,384,990	$9.00
Granted	1,825,500	8.94
Exercised	(109,913)	1.06
Balance at March 31, 2023	10,100,577	$9.08	8.74	$9,552
Vested and expected to vest as of March 31, 2023	10,100,577	$9.08	8.74	$9,552
Vested and exercisable at March 31, 2023	2,840,901	$9.35	8.19	$2,391

Exercisable options in the table above reflect the number of options vested as of the date reported. Options that were granted under the 2017 Plan permitted early exercise. Cash received for early exercise of unvested options is recognized as an other noncurrent liability in the accompanying balance sheet and totaled $0.1 million at March 31, 2023.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of March 31, 2023. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $1.0 million and $4.3 million, respectively.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $6.75 and $13.08 per share, respectively.

A summary of the status of RSUs issued under the Company’s equity incentive plans as of March 31, 2023, and information with respect to the changes in RSUs outstanding is as follows:

	Service-based RSUs		Performance-based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	966,973	$17.81	36,000	$3.08
Granted	16,771	$10.46	—
Vested	(110,021)	$17.48	—
Nonvested at March 31, 2023	873,723	$17.71	36,000	$3.08
Expected to vest at March 31, 2023	873,723	$17.71	—

The total fair value of RSUs vested during the three months ended March 31, 2023 was $1.1 million. No RSUs vested during the three months ended March 31, 2022. The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2022 was $17.72 per share.

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP was 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increased on January 1, 2022 and will increase each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 411,777 shares effective January 1, 2023. No shares were purchased by employees under the ESPP during the three months ended March 31, 2023 and 2022. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the ESPP has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,414	$1,687
General and administrative	3,586	2,863
Total	$6,000	$4,550

The Company recognizes compensation expense for options and RSU awards granted based on their grant date fair value. The compensation expense is recognized over the requisite service period on a straight-line basis.

The fair value of RSUs is equal to the closing stock price on the date of grant. The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants issued during periods ended were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free rate of interest	3.54% - 3.95%	1.43% - 2.12%
Expected term (years)	5.26 - 6.09 years	5.77 - 6.08 years
Expected stock price volatility	87.6% - 89.6%	89.3% - 118.1%
Dividend yield	0%	0%

As of March 31, 2023, the unrecognized compensation cost related to outstanding stock options and RSU awards was $51.0 million and $13.0 million, respectively, and is expected to be recognized as expense over a weighted-average period of approximately 2.7 years.

9. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2023 or 2022. The Company’s deferred tax assets continue to be reduced by a full valuation allowance.

The Company is subject to income taxes in the United States and its effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company's effective tax rate was 0% for the three months ended March 31, 2023 and 2022. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 and 2022 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2023, the Company determined that, based on an evaluation of the four sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore the Company continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

10. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company did not make any contributions to the plan during the three months ended March 31, 2023 or 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (Quarterly Report) should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K (Annual Report), filed with the Securities and Exchange Commission (SEC), on March 30, 2023.

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

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults, including influenza and SARS-CoV-2. In the future we may also develop candidates in other areas of unmet need where VLP vaccines have the potential to offer differentiated benefits. We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $349.6 million. As of March 31, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $197.7 million.

We have incurred significant operating losses since inception. Our net loss for the three months ended March 31, 2023 was $24.6 million. As of March 31, 2023, we had an accumulated deficit of $210.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

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

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the three months ended March 31, 2022, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million in support of our development of our former IVX-411 COVID-19 vaccine for pandemic use. The Grant Agreement terminated in accordance with its terms on March 31, 2022.

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

•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to COVID-19 outbreaks and any other pandemic and epidemic disease and any associated supply chain disruption and staffing shortages; and
•
the immunogenicity, efficacy and safety profile of our vaccine candidate.

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

Interest and Other

Interest income consists of interest income earned on short-term investments in debt securities, money market funds, and interest bearing demand accounts.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Grant revenue	$—	$582	$(582)
Operating expenses:
Research and development	17,357	17,913	(556)
General and administrative	9,165	6,322	2,843
Total operating expenses	26,522	24,235	2,287
Loss from operations	(26,522)	(23,653)	(2,869)
Other income
Interest and other income	1,961	120	1,841
Total other income	1,961	120	1,841
Net loss	$(24,561)	$(23,533)	$(1,028)

Grant Revenue

We recognized revenue from the Grant Agreement of $0.6 million for the three months ended March 31, 2022. We had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through March 31, 2022, we had recognized $10.0 million in revenue since the inception of the Grant Agreement.

Research and Development Expenses

Research and development expenses were $17.4 million for the three months ended March 31, 2023, compared to $17.9 million for the three months ended March 31, 2022. The decrease of $0.6 million was due to a $5.3 million decrease in direct costs related to manufacturing and preclinical development, partially offset by a $1.9 million increase in direct costs related to clinical development, a $1.1 million increase in personnel-related expenses due to increased headcount to support our development activities, a $0.7 million increase related to non-cash stock-based compensation expense, a $0.6 million increase in development-related consulting costs, and a $0.4 million increase in other expenses primarily related to facilities costs.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs, which include but are not limited to personnel and facilities costs, on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
RSV-hMPV	$7,801	$8,456
SARS-CoV-2	180	3,346
Internal costs and unallocated research and development expense	9,376	6,111
Total research and development expense	$17,357	$17,913

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended March 31, 2023, compared to $6.3 million for the three months ended March 31, 2022. The increase of $2.8 million consisted of increased professional services, including audit and legal fees, of $1.1 million, increased non-cash stock-based compensation expense of $0.7 million, increased personnel-related expenses of $0.5 million, and increased other expenses primarily related to facilities costs of $0.5 million.

Other Income

Other income was $2.0 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022. The $1.9 million increase was due to higher interest income from higher short-term investment balances.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and may never become profitable. Since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and common stock. We have an Equity Distribution Agreement with Oppenheimer & Co. Inc., pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings. As of March 31, 2023, we have sold approximately $10.0 million of shares through the Equity Distribution Agreement, all of which were sold in 2022. As of March 31, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $197.7 million and an accumulated deficit of $210.4 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by
Operating activities	$(21,649)	$(17,460)
Investing activities	12,027	(1,122)
Financing activities	117	276
Net change in cash and restricted cash	$(9,505)	$(18,306)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $21.7 million, consisting primarily of our net loss incurred during the period of $24.6 million adjusted for $5.6 million of non-cash expenses and $2.7 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $6.0 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a $2.0 million increase in prepaids and other assets, a $0.7 million decrease in accounts payable and accrued and other current liabilities, $0.5 million in proceeds from a lease incentive, and $0.5 million related to operating lease liabilities and right-of-use assets.

Net cash used in operating activities for the three months ended March 31, 2022 was $17.5 million, consisting primarily of our net loss incurred during the period of $23.5 million adjusted for $4.8 million of non-cash expenses and $1.3 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $4.6 million in stock-based compensation expense and $0.2 million in non-cash lease expense. The net change in operating assets and liabilities consisted of a $1.9 million increase in prepaids and other current assets, a $3.7 million increase in accounts payable and accrued and other current liabilities, and a $0.6 million decrease in deferred revenue.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $12.0 million, consisting of $63.6 million of maturities of short-term investments, offset by purchases of short-term investments of $50.0 million and $1.6 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2022 was $1.1 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.3 million, respectively consisting of proceeds from exercises of stock options.

Contractual Obligations and Commitments

As we describe in Note 7 of the accompanying unaudited condensed financial statements, we have a lease agreement for corporate office and laboratory space in Seattle, Washington. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The monthly base rent will be $0.2 million for the first year, beginning in October 2022, and will increase by 3.0% per year over the initial term. In addition, we are obligated to pay for common area maintenance and other costs. The lease agreement provides us with an allowance for tenant improvements of $5.3 million that is reimbursed to us as construction of improvements occurs. Through March 31, 2023, the Company had received the full amount of the tenant improvement allowance. Under the terms of the lease agreement, we are required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at October 2023, and further reduced to $0.7 million at October 2024.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of March 31, 2023, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein.

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

We describe our significant accounting policies in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” contained in the Annual Report. During the three months ended March 31, 2023, there were no material changes to our significant accounting policies from those described in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information included in this Quarterly Report and in the Annual Report on Form 10-K that we filed with the SEC on March 30, 2023, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision to purchase or sell shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $24.6 million for the three months ended March 31, 2023 and $91.8 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $210.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

Our projections of both the number of people who have respiratory diseases, as well as the subset of people with these diseases who have the potential to benefit from immunization with our vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for all the respiratory conditions we aim to address with our vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes for later stage efficacy trials are based on our current estimates for rates of infection for the specific pathogens targeted by our vaccine candidates. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, may result in us having to expand or repeat a clinical trial, or could impact the likelihood of success of our clinical development. In particular, the incidence rate of hMPV is uncertain. We are planning our own epidemiological assessments of hMPV and RSV infections in older adults prior to commencing our planned later stage clinical trials to inform our determination of the sample size of the patient population to be enrolled in the trial. If the outcome of that assessment is a lower incidence rate than we are currently anticipating, we may need to plan for a larger clinical trial, which would result in increased clinical development costs, or could encounter greater difficulty in meeting trial endpoints. In addition, the approval of GlaxoSmithKline's RSV vaccine and the expected approval of Pfizer’s RSV vaccine candidate based on high levels of efficacy demonstrated in Phase 3 clinical studies could make our clinical trial recruitment more difficult and increase our clinical development costs. For example, the FDA or other regulatory agencies may request inclusion of a licensed RSV vaccine in our clinical trials.

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

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, or are commercializing non-VLP vaccine candidates targeting RSV, hMPV, influenza and SARS-CoV-2. For example, GlaxoSmithKline has an approved vaccine against RSV for use in older adults, and Pfizer, Bavarian Nordic, Janssen, and Moderna are currently developing vaccines against RSV for use in older adults, with several currently in Phase 3 trials, with Pfizer's vaccine candidate expected to receive marketing approval in 2023. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in preclinical development for pediatric use and Sanofi has announced that it is exploring RSV monovalent and RSV and hMPV combination vaccines for older adults preclinically. Several companies such as Sanofi, GlaxoSmithKline and Seqirus are currently marketing influenza vaccines and/or running influenza clinical trials. Moderna, Pfizer/BioNTech, AstraZeneca, Janssen, and Novavax along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and BioNTech/Pfizer and Novavax which have COVID-19/influenza combination vaccines in Phase 1 and Phase 2 clinical development, respectively. We also compete with companies that have developed, or are developing, VLP technologies or protein nanoparticle vaccines including Bavarian Nordic, SpyBiotech, VBI Vaccines, UVax Bio and ModeX. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials, require changes to our clinical trial designs and limit our commercial opportunity.

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

In addition, certain state laws govern the privacy and security of health and other information in certain circumstances. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, and provides California residents with individual privacy rights, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Utah, Connecticut, Colorado and Washington, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA, Washington state privacy legislation or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

As of March 31, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 35.5% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of March 31, 2023, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus dated July 28, 2021 filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 30, 2021.

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

ICOSAVAX, INC.

Date:	May 10, 2023	By:	/s/ Adam Simpson
Adam Simpson
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2023	By:	/s/ Thomas Russo, CFA
Thomas Russo, CFA
Chief Financial Officer
(principal financial and accounting officer)