Form 10-Q
period 2023-06-30
Icosavax, Inc.
filed 2023-08-14
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 50,046,552 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICOSAVAX, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$155,073	$58,846
Restricted cash	—	1,061
Short-term investments	91,860	159,461
Prepaid expenses and other current assets	4,766	4,545
Total current assets	251,699	223,913
Right-of-use assets – operating leases	3,072	3,247
Property and equipment, net	12,131	11,517
Other noncurrent assets	2,124	—
Total assets	$269,026	$238,677
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,547	$2,892
Accrued and other current liabilities	11,298	8,759
Current portion of operating lease liabilities	2,169	2,137
Total current liabilities	15,014	13,788
Operating lease liabilities, net of current portion	6,272	6,658
Other noncurrent liabilities	18	69
Total liabilities	21,304	20,515
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 49,937,580 and 41,177,706 shares issued as of June 30, 2023 and December 31, 2022, respectively; 49,916,220 and 41,095,564 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	484,666	404,386
Accumulated other comprehensive loss	(66)	(403)
Accumulated deficit	(236,885)	(185,827)
Total stockholders' equity	247,722	218,162
Total liabilities and stockholders' equity	$269,026	$238,677

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grant revenue	$—	$—	$—	$582
Operating expenses:
Research and development	19,826	15,820	37,183	33,733
General and administrative	9,129	7,311	18,294	13,633
Total operating expenses	28,955	23,131	55,477	47,366
Loss from operations	(28,955)	(23,131)	(55,477)	(46,784)
Other income:
Interest and other income	2,458	495	4,419	615
Total other income	2,458	495	4,419	615
Net loss	$(26,497)	$(22,636)	$(51,058)	$(46,169)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale debt securities	(3)	(275)	337	(275)
Comprehensive loss	$(26,500)	$(22,911)	$(50,721)	$(46,444)
Net loss per share, basic and diluted	$(0.59)	$(0.57)	$(1.19)	$(1.17)
Weighted-average common shares outstanding, basic and diluted	44,770,820	39,594,028	43,042,461	39,524,408

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,095,564	$6	$404,386	$(403)	$(185,827)	$218,162

Shares released from restriction upon vesting of early-exercised stock options	30,392	—	25	—	—	25
Exercise of common stock options	109,913	—	117	—	—	117
Vesting of shares of restricted common stock	110,021	—	—	—	—	—
Stock-based compensation	—	—	6,000	—	—	6,000
Other comprehensive income	—	—	—	340	—	340
Net loss	—	—	—	—	(24,561)	(24,561)
Balance at March 31, 2023	41,345,890	$6	$410,528	$(63)	$(210,388)	$200,083

Issuance of common stock	8,369,754	1	67,480	—	—	67,481
Shares released from restriction upon vesting of early-exercised stock options	30,390	—	26	—	—	26
Exercise of common stock options	35,805	—	65	—	—	65
Vesting of shares of restricted common stock	42,941	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	91,440	—	256	—	—	256
Stock-based compensation	—	—	6,311	—	—	6,311
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,497)	(26,497)
Balance at June 30, 2023	49,916,220	$7	$484,666	$(66)	$(236,885)	$247,722

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	39,175,279	$5	$372,284	$—	$(94,069)	$278,220

Shares released from restriction upon vesting of early-exercised stock options	53,483	—	27	—	—	27
Exercise of common stock options	295,764	—	276	—	—	276
Stock-based compensation	—	—	4,550	—	—	4,550
Net loss and comprehensive loss	—	—	—	—	(23,533)	(23,533)
Balance at March 31, 2022	39,524,526	$5	$377,137	$—	$(117,602)	$259,540

Shares released from restriction upon vesting of early-exercised stock options	52,208	—	25	—	—	25
Exercise of common stock options	1,962	—	12	—	—	12
Vesting of shares of restricted common stock	14,916	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	36,785	—	211	—	—	211
Stock-based compensation	—	—	5,552	—	—	5,552
Other comprehensive loss	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	(22,636)	(22,636)
Balance at June 30, 2022	39,630,397	$5	$382,937	$(275)	$(140,238)	$242,429

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(51,058)	$(46,169)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	12,311	10,102
Depreciation	1,308	98
Non-cash lease expense	—	440
Amortization of premiums and discounts on short-term investments	(2,163)	(189)
Changes in operating assets and liabilities:
Prepaids and other current assets	(601)	1,192
Right-of-use assets – operating leases	175	—
Other noncurrent assets	(1,744)	—
Accounts payable	(1,015)	(274)
Accrued and other current liabilities	2,270	89
Deferred revenue	—	(582)
Operating lease liabilities	(884)	—
Proceeds from lease incentive	530	2,629
Net cash used in operating activities	(40,871)	(32,664)
Investing activities:
Purchases of property and equipment	(2,252)	(4,608)
Purchases of short-term investments	(50,000)	(134,545)
Maturities of short-term investments	120,101	—
Net cash provided by (used in) investing activities	67,849	(139,153)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	67,750	—
Proceeds from exercise of stock options	438	499
Net cash provided by financing activities	68,188	499
Net increase (decrease) in cash, cash equivalents, and restricted cash	95,166	(171,318)
Cash, cash equivalents, and restricted cash at beginning of period	59,907	280,724
Cash, cash equivalents, and restricted cash at end of period	$155,073	$109,406

Supplemental disclosure of noncash activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$2,506
Issuance costs included in accounts payable and accrued liabilities	$269	$—
Right-of-use assets and lease liabilities recognized upon commencement of lease	$—	$3,370

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

Liquidity

The Company had an accumulated deficit of $236.9 million, and cash, cash equivalents, and short-term investments of $246.9 million at June 30, 2023.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these condensed financial statements are issued.

The Company has devoted substantially all its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to June 30, 2023, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock. The Company has an Equity Distribution Agreement with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings. As of June 30, 2023, approximately $10.0 million of shares have been sold through the Equity Distribution Agreement, all of which were sold in 2022. In the second quarter of 2023, the Company issued 8,369,754 shares of common stock in a registered direct offering for net proceeds of $67.5 million, net of offering costs of $0.3 million, which were included in accrued and other current liabilities at June 30, 2023.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Certain prior period amounts have been reclassified to conform to the current year presentation. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K (the "Annual Report") that the Company filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consists of deposits with commercial banks in checking and interest-bearing accounts, highly rated money market funds, and all highly liquid investments with an original maturity of 90 days or less at the time of purchase. Restricted cash at December 31, 2022 represented cash deposited in a collateral account to support a letter of credit issued as security for the Company's operating lease to rent office and laboratory space in Seattle, Washington.

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

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 21,360 and 82,142 shares as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded a negligible amount and $0.1 million respectively, associated with shares issued with repurchase rights as other noncurrent liabilities in the accompanying condensed balance sheets.

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

The Company has not recorded any such liabilities at either June 30, 2023 or December 31, 2022.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted- average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding stock options and restricted units under the Company’s equity incentive plan, unvested shares issued under early exercise provisions subject to repurchase by the Company, and shares that may be purchased under the Company's employee stock purchase plan. These potentially dilutive securities have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(26,497)	$(22,636)	$(51,058)	$(46,169)
Denominator:
Weighted-average common shares outstanding, basic and diluted	44,770,820	39,594,028	43,042,461	39,524,408
Net loss per share, basic and diluted	$(0.59)	$(0.57)	$(1.19)	$(1.17)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of June 30,
	2023	2022
Common stock options and restricted stock units	11,305,143	8,820,390
ESPP shares	110,425	—
Unvested common stock	21,360	148,133
Total	11,436,928	8,968,523

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

The following tables summarize, by major security type, the Company's cash, cash equivalents, and investments that are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$9,663	$—	$—	$9,663
Money market funds	Level 1	145,410	—	—	145,410
Total cash and cash equivalents		155,073	—	—	155,073
Investments:
U.S. Treasury securities	Level 1	37,241	—	(39)	37,202
U.S. Agency securities	Level 2	21,053	5	(24)	21,034
Corporate debt securities and commercial paper	Level 2	33,632	—	(8)	33,624
Total investments		91,926	5	(71)	91,860
Total assets measured at fair value on a recurring basis		$246,999	$5	$(71)	$246,933

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$23,376	$—	$—	$23,376
Money market funds	Level 1	35,470	—	—	35,470
Total cash and cash equivalents		58,846	—	—	58,846
Investments:
U.S. Treasury securities	Level 1	82,277	3	(331)	81,949
U.S. Agency securities	Level 2	14,044	28	—	14,072
Corporate debt securities and commercial paper	Level 2	63,543	—	(103)	63,440
Total investments		159,864	31	(434)	159,461
Total assets measured at fair value on a recurring basis		$218,710	$31	$(434)	$218,307

All investments held as of June 30, 2023 and December 31, 2022 were classified as available-for-sale debt securities and had contractual maturities within one year. There were no realized gains or losses on these securities for the three and six months ended June 30, 2023 and 2022. The aggregate fair value of available-for-sale debt securities in an unrealized loss position was $55.1 million as of June 30, 2023 and $90.3 million as of December 31, 2022. The Company considered the decline in market value for the securities to be temporary in nature. The Company evaluated its investments in an unrealized loss position and believes it is not more likely than not that the Company will be required to sell the investments, and the Company does not intend to do so prior to recovery of the amortized cost basis.

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

Payments received in advance that were related to future performance were deferred and recognized as revenue when the research and development activities were performed. Cash payments received under the Grant Agreement were restricted as to their use until eligible expenditures were incurred. At June 30, 2023 and December 31, 2022, the Company had no restricted cash and no deferred revenue under the Grant Agreement.

During the three and six months ended June 30, 2022, the Company recognized revenue from the Grant Agreement of $0 and $0.6 million, respectively. The Company had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through June 30, 2022, the Company had recognized $10.0 million in revenue since the inception of the Grant Agreement.

5. Additional Balance Sheet Information

Accrued and other current liabilities consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Clinical development services	$5,452	$1,413
Manufacturing services	731	1,473
Accrued bonus	2,013	3,135
Accrued paid time off	810	664
Accrued 401k	26	324
ESPP liability	52	44
Taxes payable	50	80
Other accrued liabilities	2,164	1,626
Total accrued and other current liabilities	$11,298	$8,759

Other noncurrent assets as of June 30, 2023 consist of advance payments under manufacturing agreements and agreements with clinical research organizations

6. License Agreements

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

The Company incurred fees associated with the license, recorded as research and development expenses, of $0.2 million during the three and six months ended June 30, 2023. The Company incurred no fees associated with the license during the three and six months ended June 30, 2022.

License Agreements with University of Washington

License Agreement with respect to RSV, hMPV and Other Pathogens

The Company is a party to an exclusive license agreement with the University of Washington (“UW”), originally entered into in June 2018 (as amended and restated, the “UW 2018 Agreement”). Under the UW 2018 Agreement, UW granted the Company an exclusive, worldwide, royalty-bearing, sublicensable license under certain UW patents to make, use, sell, offer to sell, import, and otherwise exploit any product covered by the licensed patents, or licensed products, for the prophylactic and/or therapeutic treatment of RSV infection, hMPV infection and seven other infectious diseases. UW also granted the Company a non-exclusive, worldwide license under certain know-how related to the licensed patents. The licensed patents and know-how generally relate to computationally designed nanoparticles and vaccines based upon such designs, and relate to the Company’s proprietary two-component virus-like-particle technology as well as certain one-component virus-like-particle technology. The Company’s rights and obligations under the UW 2018 Agreement are subject to certain U.S. government rights, certain global access commitment rights for humanitarian purposes to BMGF, certain rights to Howard Hughes Medical Institute ("HHMI"), and certain other limited rights retained by UW. The Company issued 192,276 shares of common stock on August 1, 2018 in exchange for the UW 2018 Agreement’s exclusive license.

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

Unless terminated earlier, the UW 2018 Agreement will remain in effect until all licensed patent rights have terminated and all obligations due to UW have been fulfilled. The last-to-expire licensed patent, if issued, is expected to expire in 2044, subject to any adjustment or extension of patent term that may be available. UW can terminate the UW 2018 Agreement if the Company breaches or fails to perform one of its material duties under the UW 2018 Agreement and the Company is unable to remedy the default within an agreed upon time period that can be extended by UW. The Company may terminate the UW 2018 Agreement at will with prior written notice to UW.

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

During the three and six months ended June 30, 2023, the Company incurred fees associated with the 2018 and 2020 Agreements, recorded as research and development expenses, of $0.2 million. During the three and six months ended June 30, 2022, the Company incurred fees associated with the 2018 and 2020 Agreements of $0.3 million.

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

During the three and six months ended June 30, 2023, the Company incurred a negligible amount of fees associated with the UW Flu License Agreement, recorded as research and development expenses. During the three and six months ended June 30, 2022, the Company incurred fees associated with the UW Flu License Agreement of $0.1 million.

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

During each of the three and six month periods ended June 30, 2023 and 2022, the Company incurred a negligible amount of fees associated with the UT Agreement, recorded as research and development expenses.

7. Leases

In January 2020, and amended in March 2020, the Company entered into a 12-month lease agreement with renewal options for office and laboratory space in Seattle, Washington. The lease was terminated in June 2022. The lease agreement was considered short-term and therefore, no right-of-use asset or lease liability was recorded.

In December 2021, the Company entered into a lease agreement for corporate office and laboratory space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The lease agreement provides the Company with an allowance for tenant improvements of $5.3 million that is reimbursed to the Company as construction of improvements occurs. Through June 30, 2023, the Company had received the full amount of the tenant improvement allowance. The monthly base rent is $0.2 million for the first year, which began in October 2022, and increases by 3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million in October 2023, and further reduced to $0.7 million in October 2024. In June 2022, the Company took possession of temporary office and laboratory space under a short-term lease that terminated in September 2022.

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating leases are as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
ROU assets:
ROU assets - operating leases	$3,072	$3,247
Lease liabilities:
Current portion of operating lease liabilities	2,169	2,137
Noncurrent portion of operating lease liabilities	6,272	6,658
Total lease liabilities	$8,441	$8,795
Weighted-average remaining lease term (in years):
Operating leases	4.5	5.0
Weighted-average discount rate:
Operating leases	8.0%	8.0%

The components of lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$264	$255	$527	$440
Variable lease costs	181	—	377	—
Short-term lease costs	—	228	—	369
Total lease costs	$445	$483	$904	$809

The maturities of lease liabilities and reconciliation to the present value of lease liabilities are as follows (in thousands):

As of June 30, 2023
2023	$900
2024	2,201
2025	2,267
2026	2,335
2027	2,405
Total undiscounted lease payments	10,108
Less: imputed interest	(1,667)
Total lease liabilities	8,441
Less: current lease liabilities	(2,169)
Lease liabilities, net of current portion	$6,272

Cash paid for amounts included in operating lease liabilities for the six months ended June 30, 2023 was $1.2 million.

8. Preferred Stock and Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company did not have any outstanding preferred stock as of June 30, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of June 30, 2023 and December 31, 2022, 49,937,580 and 41,177,706 shares were issued, respectively. As of June 30, 2023 and December 31, 2022, shares outstanding, which excludes common stock issued from the early exercise of unvested stock options, were 49,916,220 and 41,095,564, respectively.

During the second quarter of 2023, the Company entered into a Securities Purchase Agreement, dated May 22, 2023, under which the Company issued and sold in a registered direct offering an aggregate of 8,369,754 shares of the Company’s common stock at a purchase price of $8.10 per share. The Company received net proceeds from the offering of $67.5 million, net of offering costs of $0.3 million, which were included in accrued and other current liabilities at June 30, 2023.

Equity Incentive Plans

In 2017, the Company established an equity incentive plan (the “2017 Plan”) under which incentives were granted to officers, employees, directors, consultants and advisors. Awards under the 2017 Plan consisted of restricted stock and incentive and non-qualified stock options to purchase shares of common stock of the Company.

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

Common stock reserved for future issuance consisted of the following:

As of June 30,
2023
Common stock options and restricted stock units granted and outstanding	11,305,143
Shares available for issuance under the equity incentive plans	2,251,618
Shares available for issuance under the 2021 Employee Stock Purchase Plan	1,026,750
Total common stock reserved for issuance	14,583,511

A summary of the status of the options issued under the Company’s equity incentive plans as of June 30, 2023, and information with respect to the changes in options outstanding is as follows (in thousands, except share and per share data):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	8,384,990	$9.00
Granted	2,279,500	8.97
Exercised	(146,718)	1.25
Forfeited	(97,454)	16.28
Balance at June 30, 2023	10,420,318	$9.04	8.56	$32,402
Vested and expected to vest as of June 30, 2023	10,420,318	$9.04	8.56	$32,402
Vested and exercisable at June 30, 2023	3,314,156	$9.44	7.97	$11,145

Options that were granted under the 2017 Plan permitted early exercise. Exercisable options in the table above reflect the number of options vested and unexercised as of the date reported.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of June 30, 2023. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $1.2 million and $4.3 million, respectively.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $6.79 and $11.48 per share, respectively.

A summary of the status of RSUs issued under the Company’s equity incentive plans as of June 30, 2023, and information with respect to the changes in RSUs outstanding is as follows:

	Service-based RSUs		Performance-based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	966,973	$17.81	36,000	$3.08
Granted	46,771	$7.06	—
Vested	(152,962)	$14.91	—
Forfeited	(11,957)	$17.55	—
Nonvested at June 30, 2023	848,825	$17.74	36,000	$3.08
Expected to vest at June 30, 2023	848,825	$17.74	—

The total fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was $1.5 million and $0.1 million, respectively. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2022 was $16.41 per share.

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP was 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increased on January 1, 2022 and will increase each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 411,777 shares effective January 1, 2023. During the six months ended June 30, 2023 and 2022, 91,440 shares and 36,785 shares, respectively, were purchased by employees under the ESPP. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2023 was a negligible amount and $0.1 million, respectively, and for the three and six months ended June 30, 2022 was $0.1 million and $0.3 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the ESPP has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,449	$2,178	$4,863	$3,865
General and administrative	3,862	3,374	7,448	6,237
Total	$6,311	$5,552	$12,311	$10,102

The Company recognizes compensation expense for options and RSU awards granted based on their grant date fair value. The compensation expense is recognized over the requisite service period on a straight-line basis.

The fair value of RSUs is equal to the closing stock price on the date of grant. The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants issued during the periods ended were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free rate of interest	3.44% - 3.95%	1.43% - 3.36%
Expected term (years)	5.26 - 6.09 years	5.27 - 6.08 years
Expected stock price volatility	87.6% - 93.5%	89.3% - 118.1%
Dividend yield	0%	0%

As of June 30, 2023, the unrecognized compensation cost related to outstanding stock options and RSU awards was $48.0 million and $11.7 million, respectively, and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

9. Income Taxes

There was no provision for income taxes recorded during the three or six months ended June 30, 2023 or 2022. The Company’s deferred tax assets continue to be reduced by a full valuation allowance.

The Company is subject to income taxes in the United States and its effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company's effective tax rate was 0% for the three and six months ended June 30, 2023 and 2022. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2023 and 2022 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of June 30, 2023, the Company determined that, based on an evaluation of the four sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore the Company continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

10. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company contributed $0.3 million to the plan during the three and six months ended June 30, 2023. The Company contributed $0.1 million to the plan during the three and six months ended June 30, 2022.

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

As part of our IVX-A12 development plan, we are also conducting a clinical trial of IVX-121 and in June 2022, we announced positive topline interim results from our Phase 1/1b clinical trial of IVX-121 in young and older adults. These topline interim data showed that IVX-121 was generally well-tolerated across all dosage groups and induced a robust immune response, consistent across both young and older adult groups, and including at the lowest non-adjuvanted dose tested. In December 2022, we reported positive six-month IVX-121 immunogenicity data, demonstrating a sustained neutralizing antibody (nAb) response against RSV in young and older adults, lasting for at least six months after a single administration of IVX-121 in an unadjuvanted formulation. We are also conducting a Phase 1b extension study for IVX-121, in which a subset of older adults from the Phase 1b cohort was followed out to twelve months to assess durability of response, and then revaccinated with IVX-121. In August 2023, we reported positive twelve-month IVX-121 immunogenicity data, demonstrating substantial durability of nAb response against RSV after a single administration of unadjuvanted IVX-121. We also reported data from 28 days post-revaccination, with robust immune responses against RSV-A observed in Phase 1b extension trial participants who received an additional unadjuvanted dose of IVX-121 at one year after their initial dose. RSV-B titers did not increase following revaccination but continued to show substantial durability of nAb response through month 13. IVX-121 continued to be generally well-tolerated through one month post-revaccination.

In October 2022, we initiated a Phase 1 clinical trial of IVX-A12 and in February 2023, we announced that the FDA granted IVX-A12 fast track designation for the prevention of disease caused by RSV and hMPV in older adults aged 60 or older. In May 2023, we reported positive topline interim results from our Phase 1 clinical trial of IVX-A12 in healthy older adults aged 60 to 75 years. These topline interim data at day 28 showed that IVX-A12 was generally well-tolerated across all dosage groups and induced robust immune responses against both RSV and hMPV across dosage levels and with and without adjuvant with no evidence of immune interference between antigens. Based on these results, we initiated a Phase 2 clinical trial for IVX-A12 in RSV and hMPV in older adults in June 2023. We expect topline interim results for our Phase 2 clinical trial of IVX-A12 by the end of 2023, and six-month durability data for our Phase 1 clinical trial of IVX-A12 in the first quarter of 2024. We plan to conduct a human challenge study of IVX-A12 in the United Kingdom in 2024.

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults, including influenza and SARS-CoV-2. In the future we may also develop candidates in other areas of unmet need where VLP vaccines have the potential to offer differentiated benefits. We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $417.1 million. As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $246.9 million.

We have incurred significant operating losses since inception. Our net loss for the six months ended June 30, 2023 was $51.1 million. As of June 30, 2023, we had an accumulated deficit of $236.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the second half of 2025. We have never generated any revenue from product sales and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our vaccine candidates, which will not be for several years, if ever. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our vaccine candidates to third parties where we might otherwise prefer to develop and market such vaccine candidates ourselves.

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the six months ended June 30, 2022, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million in support of our development of our former IVX-411 COVID-19 vaccine for pandemic use. The Grant Agreement terminated in accordance with its terms on March 31, 2022.

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
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to any future pandemic or epidemic disease and any associated supply chain disruption and staffing shortages; and
•
the immunogenicity, efficacy and safety profile of our vaccine candidate.

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

Interest and Other

Interest income consists of interest income earned on short-term investments in debt securities, money market funds, and interest-bearing demand accounts.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Grant revenue	$—	$—	$—	$—	$582	$(582)
Operating expenses:
Research and development	19,826	15,820	4,006	37,183	33,733	3,450
General and administrative	9,129	7,311	1,818	18,294	13,633	4,661
Total operating expenses	28,955	23,131	5,824	55,477	47,366	8,111
Loss from operations	(28,955)	(23,131)	(5,824)	(55,477)	(46,784)	(8,693)
Other income
Interest and other income	2,458	495	1,963	4,419	615	3,804
Total other income	2,458	495	1,963	4,419	615	3,804
Net loss	$(26,497)	$(22,636)	$(3,861)	$(51,058)	$(46,169)	$(4,889)

Grant Revenue

We recognized revenue from the Grant Agreement of $0 and $0.6 million for the three and six months ended June 30, 2022, respectively. We had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through June 30, 2022, we had recognized $10.0 million in revenue since the inception of the Grant Agreement.

Research and Development Expenses

Research and development expenses were $19.9 million for the three months ended June 30, 2023, compared to $15.8 million for the three months ended June 30, 2022. The increase of $4.0 million was due to a $4.5 million increase in direct costs related to clinical development, a $0.7 million increase in personnel related expenses due to increased headcount to support our development activities, a $0.6 million increase in expenses primarily related to facilities costs and depreciation, a $0.4 million increase in development-related consulting costs, and a $0.3 million increase related to non-cash stock-based compensation expense, partially offset by a $2.5 million decrease in direct costs related to preclinical development and manufacturing.

For the six months ended June 30, 2023, research and development expenses were $37.2 million, compared to $33.7 million for the six months ended June 30, 2022. The increase of $3.5 million was due to a $6.4 million increase in direct costs related to clinical development, a $1.8 million increase in personnel related expenses due to increased headcount to support our development activities, a $1.0 million increase related to non-cash stock-based compensation expense, a $1.0 million increase in expenses primarily related to facilities costs and depreciation, and a $0.6 million increase in development-related consulting costs, partially offset by a $7.3 million decrease in direct costs related to preclinical development and manufacturing.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSV-hMPV	$9,532	$5,136	$17,333	$13,592
SARS-CoV-2	180	3,642	360	6,988
Internal costs and unallocated research and development expense	10,114	7,042	19,490	13,153
Total research and development expense	$19,826	$15,820	$37,183	$33,733

General and Administrative Expenses

General and administrative expenses were $9.1 million for the three months ended June 30, 2023, compared to $7.3 million for the three months ended June 30, 2022. The increase of $1.8 million consisted of increased expenses primarily related to facilities costs and depreciation of $1.0 million, increased non-cash stock-based compensation expense of $0.5 million, increased professional services of $0.2 million, and increased personnel-related expenses of $0.1 million.

For the six months ended June 30, 2023, general and administrative expenses were $18.3 million, compared to $13.6 million for the six months ended June 30, 2022. The increase of $4.7 million consisted of increased expenses primarily related to facilities costs and depreciation of $1.6 million, increased professional services of $1.3 million, increased non-cash stock-based compensation expense of $1.2 million, and increased personnel-related expenses of $0.6 million.

Other Income

Other income was $2.5 million for the three months ended June 30, 2023, compared to $0.5 million for the three months ended June 30, 2022. The $2.0 million increase was due to higher interest income from higher average short-term investment balances and higher interest rates.

Other income was $4.4 million for the six months ended June 30, 2023, compared to $0.6 million for the six months ended June 30, 2022. The $3.8 million increase was due to higher interest income from higher average short-term investment balances and higher interest rates.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and may never become profitable. Since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and common stock. We have an Equity Distribution Agreement with Oppenheimer & Co. Inc., pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings. As of June 30, 2023, we have sold approximately $10.0 million of shares through the Equity Distribution Agreement, all of which were sold in 2022. In the second quarter of 2023, we issued 8,369,754 shares of common stock at a purchase price of $8.10 per share in a registered direct offering for net proceeds of $67.5 million, net of offering costs of $0.3 million. As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $246.9 million and an accumulated deficit of $236.9 million.

Funding Requirements

Based on our current operating plan we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated operating expenses and capital expenditures into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing vaccine candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
▪
any delays and cost increases that may result from pandemic or epidemic diseases or supply chain and staffing issues;
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

Our existing cash, cash equivalents, and short-term investments will not be sufficient to complete development of IVX-A12 or any other future vaccine candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by
Operating activities	$(40,871)	$(32,664)
Investing activities	67,849	(139,153)
Financing activities	68,188	499
Net change in cash, cash equivalents, and restricted cash	$95,166	$(171,318)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $40.9 million, consisting primarily of our net loss incurred during the period of $51.1 million adjusted for $11.4 million of non-cash income and expenses and $1.2 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $12.3 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a $2.3 million increase in prepaids and other assets, a $1.3 million increase in accounts payable and accrued and other current liabilities, $0.7 million related to operating lease liabilities and right-of-use assets, and $0.5 million in proceeds from a lease incentive.

Net cash used in operating activities for the six months ended June 30, 2022 was $32.7 million, consisting primarily of our net loss incurred during the period of $46.2 million adjusted for $10.5 million of non-cash income and expenses and $3.0 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $10.1 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of $2.6 million in proceeds from lease incentives, a $1.2 million decrease in prepaids and other current assets, a $0.2 million decrease in accounts payable and accrued and other current liabilities, and a $0.6 million decrease in deferred revenue.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $67.8 million, consisting of $120.1 million of maturities of short-term investments, partially offset by purchases of short-term investments of $50.0 million, and $2.3 million of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2022 was $139.2 million, consisting of purchases of short-term investments of $134.6 million and $4.6 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $68.2 million, consisting of $67.8 million in net proceeds from issuances of common stock, and $0.4 million in proceeds from exercises of stock options. Issuance costs of $0.3 million were unpaid at June 30, 2023.

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.5 million consisting of proceeds from exercises of stock options.

Contractual Obligations and Commitments

As we describe in Note 7 of the accompanying unaudited condensed financial statements, we have a lease agreement for corporate office and laboratory space in Seattle, Washington. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The monthly base rent is $0.2 million for the first year, which began in October 2022, and will increase by 3.0% per year over the initial term. In addition, we are obligated to pay for common area maintenance and other costs. The lease agreement provides us with an allowance for tenant improvements of $5.3 million that is reimbursed to us as construction of improvements occurs. Through June 30, 2023, the Company had received the full amount of the tenant improvement allowance. Under the terms of the lease agreement, we are required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at October 2023, and further reduced to $0.7 million at October 2024.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of June 30, 2023, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein.

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

We describe our significant accounting policies in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” contained in the Annual Report. During the six months ended June 30, 2023, there were no material changes to our significant accounting policies from those described in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $51.1 million for the six months ended June 30, 2023 and $91.8 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $236.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

The development of vaccine candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials for our vaccine candidates and seek regulatory approval for our current and future vaccine candidates. In addition, if we are able to progress our vaccine candidates through development and commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our VLP platform technology or other technologies necessary for our vaccine candidates. If we obtain regulatory approval for any of our vaccine candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reliably estimate the actual amounts necessary to successfully complete the development and commercialization of our vaccine candidates.

Based on our current operating plan, we believe our existing cash and short-term investments will enable us to fund our operations into the second half of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our existing cash, cash equivalents, and short-term investments will not be sufficient to complete development of our current vaccine candidates, or any future vaccine candidates, and we will require substantial capital in order to advance our current and future vaccine candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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
•
any delays and cost increases that may result from pandemic or epidemic diseases or supply chain and staffing issues;
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

In addition, we are in the process of developing combination candidates using our VLP technology and our business strategy includes the potential development of pan-respiratory vaccines. Combining multiple vaccine candidates may result in immunologic interference between vaccine candidates or cause other challenges, which may reduce the immunogenicity of either or both of the combined vaccine candidates or otherwise harm the viability of the combination vaccine. We will not be able to ascertain the degree of immunologic interference, if any, between any vaccine candidates within any of our combined vaccine candidates in humans until evaluated in clinical trials. In addition to limiting the prospects of our combined vaccine candidates, immunological interference in VLP combination candidates or other challenges in combining vaccine candidates would reduce our ability to partner with other vaccine companies to develop combination vaccines.

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

In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing and often competing technologies. While we believe that clinical data has shown that VLPs may have advantages over soluble proteins, to our knowledge there are no published clinical trials conducting a head-to-head comparison. Further, some preclinical studies have suggested that soluble proteins may perform with similar efficacy to VLPs. Our future success will depend in part on our ability to maintain a competitive position with our VLP platform technology. If we fail to develop VLP technology superior to soluble proteins, or if we otherwise fail to stay at the forefront of technological change in utilizing our VLP platform to create and develop vaccine candidates, we may be unable to compete effectively. Our competitors may render our VLP platform technology obsolete, or limit the commercial value of our vaccine candidates, through advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages that we believe we derive from our scientific approach and technologies. In addition, any adverse safety events associated with our VLP vaccine candidates or technology may negatively impact the actual or perceived value of our VLP platform technology and potential of our vaccine candidates. If any of these events occur, we may be forced to abandon our development efforts for our vaccine candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

The results from preclinical studies or clinical trials of a vaccine candidate or a competitor’s vaccine candidate in the same class may not predict the results of later clinical trials of a vaccine candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. While we have conducted preclinical studies of certain of our vaccine candidates and reported positive interim data from our Phase 1/1b clinical trial of IVX-121 in June 2022, positive six-month immunogenicity data from this trial in December 2022, and positive interim data from our Phase 1 clinical trial of IVX-A12 in May 2023, we do not know whether our vaccine candidates will perform in current and future clinical trials as they have performed in these prior studies. For example, early stage clinical trials typically enroll a limited number of subjects. For these reasons and others, it is not uncommon to observe results in later clinical trials that are unexpected based on preclinical studies and early clinical trials. Many vaccine candidates fail in clinical trials despite very promising early results, and a number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier preclinical studies and clinical trials. Such setbacks may occur for many reasons, including, but not limited to: the fact that our vaccine candidates may fail to demonstrate sufficient immunogenicity, efficacy or safety, or may fail to demonstrate sufficient immunogenicity, efficacy or safety in certain subject subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the subject populations the vaccine is intended to vaccinate, whether due to limitations in our trial designs or otherwise, such as where one subject subgroup is overrepresented in the clinical trial; clinical sites and investigators may deviate from clinical trial protocols, and we may fail to detect any such deviations in a timely manner; subjects may fail to adhere to any required clinical trial procedures, and other errors in clinical trial performance or other unexpected setbacks or negative results may occur. With respect to our planned hMPV human challenge study of IVX-A12, to our knowledge, our study will be the first carried out using the hMPV infectious challenge model currently under development, and there is a risk that the study may produce inconclusive results based on such model or otherwise.

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

Before obtaining marketing approval from regulatory authorities for the sale of our vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, immunogenicity and efficacy of the vaccine candidates in humans. Before we can initiate clinical trials for our vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for allowance to proceed with clinical development. We are currently conducting a Phase 1 and Phase 2 clinical trial of IVX-A12 in the United States. We are also conducting or planning to conduct clinical trials in additional jurisdictions outside the United States, and in particular plan to conduct a human challenge study of IVX-A12 in the United Kingdom in 2024. The FDA or other regulatory authorities could require us to conduct additional preclinical studies or added clinical evaluation under any IND, CTA or similar regulatory filing, which may lead to delays and increase the costs of our preclinical and clinical development programs. In addition, even after commencing a clinical trial, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our planned or ongoing clinical trials for our vaccine candidates could significantly affect our product development timelines and product development costs. With respect to the hMPV human challenge study of IVX-A12, we, or our vendors, may also encounter difficulties or delays in preparing to conduct the challenge study, including in manufacturing or characterizing GMP hMPV challenge virus, developing a hMPV human infectious challenge study model able to adequately assess impact of vaccination on hMPV associated infections and disease, and obtaining regulatory approval to conduct the challenge study. We may also see delays or difficulties in the successful completion of the challenge study itself.

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
•
challenges in manufacturing sufficient quantities of challenge virus, in the case of the hMPV human challenge study, or a vaccine candidate or adjuvant for use in clinical trials, which could be impacted by pandemic or epidemic diseases, supply chain disruption or other issues;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions or heath reasons, or enrollment impacts otherwise resulting from pandemic or epidemic diseases and the seasonal cycles associated with respiratory illnesses such as RSV and influenza;
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

Successful and timely completion of clinical trials will require that we identify and enroll a specified number of subjects for each of our clinical trials. We may not be able to initiate or continue clinical trials for our vaccine candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the severity of the disease targeted by the vaccine candidate, the proximity of subjects to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the risk that enrolled subjects will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages and risks of the vaccine candidate being studied in relation to other available vaccines, including any new vaccines that may be approved for the indications targeted by our vaccine candidates as well as any vaccine candidates under development. Across our ongoing and anticipated clinical trials and target subjects, other vaccine companies targeting these same infections are recruiting clinical trial subjects from these target populations, which may make it more difficult to fully enroll our clinical trials.

In addition, the process of finding subjects may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit subjects to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants as may cycles of infection associated with respiratory illnesses such as RSV, hMPV, influenza and COVID-19. If subjects are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, negative perceptions of vaccines generally or of any of our vaccine candidates in particular, the availability of approved or authorized vaccines, or the fact that enrolling in our trials would prevent subjects from taking a different vaccine, or we otherwise have difficulty enrolling a sufficient number of subjects, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of our vaccine candidates may be delayed. Our inability to enroll a specified number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our preclinical studies and clinical trials. Though we have entered into agreements governing their services, we will have limited influence over their actual performance.

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

Our projections of both the number of people who have respiratory diseases, as well as the subset of people with these diseases who have the potential to benefit from immunization with our vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for all the respiratory conditions we aim to address with our vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes for later stage efficacy trials are based on our current estimates for rates of infection for the specific pathogens targeted by our vaccine candidates. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, may result in us having to expand or repeat a clinical trial, or could impact the likelihood of success of our clinical development. In particular, the incidence rate of hMPV is uncertain. We are planning our own epidemiological assessments of hMPV and RSV infections in older adults prior to commencing our planned later stage clinical trials to inform our determination of the sample size of the patient population to be enrolled in the trial. If the outcome of that assessment is a lower incidence rate than we are currently anticipating, we may need to plan for a larger clinical trial, which would result in increased clinical development costs, or could encounter greater difficulty in meeting trial endpoints. In addition, the approval of GlaxoSmithKline's and Pfizer's RSV vaccines based on high levels of efficacy demonstrated in Phase 3 clinical studies could make our clinical trial recruitment more difficult and increase our clinical development costs. For example, the FDA or other regulatory agencies may in the future request inclusion of a licensed RSV vaccine in our clinical trials.

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

As is the case with biopharmaceuticals generally, it is likely that there may be adverse side effects associated with our vaccine candidates’ use. We cannot provide assurance that our vaccine candidates will not have similar effects to other experimental or licensed vaccines as we are in the early stages of evaluating our vaccine candidates in clinical trials. For example, a number of licensed vaccines, including but not limited to, Pfizer and GSK’s recently approved RSV vaccines, list inflammatory neurological conditions as a rare adverse side effect, and while we have not observed this occurrence in our clinical trials, we cannot rule out the possibility that our vaccine candidates could potentially result in one or more adverse side effects that have been observed in association with other vaccines.

We will continue to monitor for expected and unexpected side effects in our clinical trials. Future results of our clinical trials could reveal a high or unacceptable severity and prevalence of expected or unexpected side effects. Vaccine-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects caused by our vaccine candidates when used alone or in combination with approved drugs, biologics or vaccines could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have a prescribed list of infectious disease applications for which we have obtained licenses from UW to develop vaccine candidates using our VLP technology platform. Third parties may also have licensed or will license the same VLP technology from UW for use in infectious disease applications or jurisdictions where we do not have an exclusive license. Any adverse developments that occur during clinical trials related to these infectious disease applications conducted by third parties in other jurisdictions may result in delays, limitations or denials of regulatory approvals of our vaccine candidates, may cause regulators to require us to conduct additional clinical trials as a condition to marketing approval, may result in the withdrawal of any approvals of our vaccine candidates that we receive in the future, or may result in further restrictions on our ability to commercialize our vaccine candidates. Such adverse developments may also negatively impact the perception of our vaccine candidates, which may reduce the enrollment of subjects in our clinical trials or inhibit our ability to market our vaccine candidates in the future if approved. For example,

SK Bioscience (SK) has approval in South Korea and from the UK MHRA to market a SARS CoV-2 vaccine that uses the same VLP technology that we have licensed from UW for our vaccine candidates. Any adverse developments related to its vaccine could negatively impact our vaccine candidates and perceptions of our VLP platform.

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

Our vaccine candidates and any products that we may develop may compete with other vaccine candidates and products for access to manufacturers and manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, supply chain and staffing shortages have impacted manufacturing capacity worldwide and may limit access to materials needed to manufacture key components of our vaccine candidates. Further, certain of our in-license agreements require that vaccine products sold in the United States be substantially manufactured in the United States, which limits the number of manufacturers available to us. Increased competition amongst developers to access manufacturers and materials could increase the costs of, or otherwise limit our ability to, manufacture our vaccine candidates.

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

In the United States, the ACIP develops vaccine recommendations, and there are similar NITAG agencies in other jurisdictions around the world that develop vaccine recommendations. To develop its recommendations, the ACIP forms working groups that gather, analyze and prepare scientific information. The ACIP also considers many of the factors above, as well as myriad additional factors such as the value of vaccination for the target population regarding the outcomes, health economic data and implementation issues. The ACIP recommendations are also made within categories, such as in an age group or a specified risk group and vaccines that receive a preferred ACIP recommendation are generally widely adopted in the United States. Following FDA approval of Pfizer’s and GlaxoSmithKline’s RSV vaccines in June 2023, ACIP recommended that adults aged 60 years or older receive a single dose of an RSV vaccine applying shared clinical decision-making. The shared clinical decision-making recommendation and the lack of an initial recommendation beyond a single dose could potentially reduce the initial uptake or market opportunity for RSV vaccines. If any vaccine candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new vaccines will be covered. Some third-party payors may require pre-approval of coverage for new or innovative products before they will reimburse healthcare providers who use such products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our vaccine candidates. In addition, certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP and on the CDC’s National Immunization Program, without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program. For Medicare beneficiaries, vaccines may be covered for reimbursement under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. Recently approved RSV vaccines indicated for use in older adults are reimbursed only under the Part D program. This could result in healthcare providers being less willing to use RSV vaccines, or any other vaccine we develop that is reimbursed under the Part D program, because of the claims adjudication costs and time related to the claims adjudication process.

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

The biotechnology and biopharmaceutical industries are characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and vaccine candidates. We compete with (i) developers of vaccine candidates using technologies other than VLP technologies that target the same or similar infectious diseases targeted by our vaccine candidates and (ii) other developers of VLP technologies. Our competitors have developed, are developing or may develop vaccine candidates or products that are competitive with our vaccine candidates. Any vaccine candidates that we successfully develop and commercialize will compete with existing vaccines and new vaccines that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the prevention of diseases for which we may attempt to develop vaccine candidates. In particular, there is intense competition in the VLP technology field and the respiratory vaccine fields. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and vaccine companies. Moreover, we may also compete with universities and other research institutions who may be active in respiratory vaccine research and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new vaccine candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, or are commercializing non-VLP vaccine candidates targeting RSV, hMPV, influenza and SARS-CoV-2. For example,

GlaxoSmithKline and Pfizer have approved vaccines against RSV for use in older adults, and Moderna and Sanofi are currently developing vaccines against RSV for use in older adults. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in preclinical development for pediatric use and Sanofi has announced that it is exploring RSV, hMPV, and parainfluenza (PIV) combination vaccines for older adults preclinically. Several companies such as Sanofi, GlaxoSmithKline and Seqirus are currently marketing influenza vaccines and/or running influenza clinical trials. Moderna, Pfizer/BioNTech, and Novavax along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and BioNTech/Pfizer and Novavax which have COVID-19/influenza combination vaccines in Phase 1 and Phase 2 clinical development, respectively. We also compete with companies that have developed, or are developing, VLP technologies or protein nanoparticle vaccines including Bavarian Nordic, SpyBiotech, VBI Vaccines, UVax Bio and ModeX. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials, require changes to our clinical trial designs and limit our commercial opportunity.

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

Our business is subject to risks arising from pandemic and epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the United States and global economies, financial markets, labor markets and supply chains. Any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the manufacture or shipment of our vaccine candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing or timely advancing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impact the results of the clinical trial based on participants contracting the disease or otherwise increasing the number of observed adverse events, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future pandemic or future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials or other regulatory matters.

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

In addition, certain state laws govern the privacy and security of health and other information in certain circumstances. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, and provides California residents with individual privacy rights, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states, including in Washington state where we are headquartered, and are continuing to be proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA/CPRA, Washington state privacy legislation or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad including our clinical trials may also be subject to increased scrutiny or attention from data protection authorities, and there are a wide variety of foreign privacy laws that may impact our operations, now or in the future. For example, in Europe, the GDPR imposes stringent requirements regarding the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA. Companies that must comply with the GDPR including us face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR also confers, in certain circumstances, a private right of action to data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Some of the personal data we process in respect of clinical trials is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as the legal basis for processing and the roles, responsibilities and liabilities as among CROs, sponsor and clinical sites. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations, known as the EU-US Data Privacy Framework (“DPF”) and on October 7, 2022, President Biden signed an executive order titled “Enhancing Safeguards for United States Signals Intelligence Activities” which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States. The European Commission adopted its adequacy decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to US entities self-certified under the DPF. However, it is worth noting that European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers and the DPF only applies for transfers to the US. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, the DPF adequacy decision is likely to be challenged and international transfers to the United States and to other jurisdictions more generally are likely to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our information technology systems, or those of any of our service providers, may fail or suffer security breaches, which could result in a material disruption of our vaccine development programs or our business.

We and our service providers maintain a large quantity of sensitive information, including confidential business and health-related information in connection with our clinical trials and in the conduct of our business generally, and are subject to laws and regulations governing the privacy and security of such information. We also depend on information technology systems to conduct our business. Our information technology systems and those of our third-party collaborators and service providers, including vendors, contractors and consultants, are vulnerable to attack, damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the increased prevalence of hybrid working environments, we and our collaborators and service providers may also face increased cybersecurity risks due to the number of employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Based on our current size and stage of development, we have also outsourced elements of our information technology infrastructure, and as a result a number of service providers may or could have access to our confidential information. Although we exercise care in selecting our service providers, our utilization of outsourced services could make us vulnerable if our service providers fail to adequately protect their information technology systems and our confidential and proprietary information. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we or our collaborators and service providers may be unable to anticipate these techniques or implement adequate preventative measures. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We or our collaborators or service providers may also experience security breaches that may remain undetected for an extended period. A security breach or other incident could result in unlawful or unauthorized access to, use of, release of, or other unlawful processing of health-related or other personal information, loss of or damage to data or applications, inappropriate disclosure of confidential or proprietary information or other negative impact on our business. Such a breach or incident could distract our personnel, cause us to incur significant costs, including legal expenses and remediation costs, expose us to liability, litigation, enforcement actions and investigations by regulatory authorities, result in regulatory penalties and fines, harm our relationship with impacted data subjects including clinical trial participants, harm our reputation and delay the development of our vaccine candidates. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any material system failure, accident or security breach to date, were such an event to occur and cause interruptions in our ability to access and operate key business software, the unauthorized disclosure of sensitive confidential information or unauthorized access to personally identifiable information, the loss of or damage to clinical trial data or other critical business data or other similar losses, disruptions or unauthorized access, it could result in a material disruption of our development programs and our business operations and could materially and adversely affect our business, results of operations or financial condition. Some federal, state and foreign laws and regulations also include obligations for companies to notify relevant regulators and individuals of security breaches involving particular categories of personal information. Such laws and regulations could expose us to litigation, as well as enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, all of which could materially and adversely affect our business. Any insurance that we carry may be partially or wholly insufficient to cover losses or costs associated with responding to and remediating cybersecurity incidents that we experience.

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

As of June 30, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 54% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank (SVB) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. The biotech sector has experienced particular volatility in the past eighteen months. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because many biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years and generally experience significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

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

As of June 30, 2023, we have used approximately $20 million of the proceeds from our IPO for general corporate purposes. There has been no material change in the use of proceeds from our initial public offering from that described in the prospectus for the IPO.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/2/2021	3.1
3.2	Amended and Restated Bylaws	8-K	8/2/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	7/22/2021	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated March 19, 2021, among the Registrant and certain of its stockholders	S-1/A	7/22/2021	4.2
10.1	Form of Securities Purchase Agreement	8-K	5/23/2023	10.1
10.2†	Amended and Restated Exclusive License Agreement, dated June 8, 2023, between the Registrant and the University of Washington				X
10.3†	Amendment No. 3 to Exclusive Patent License Agreement, dated May 24, 2023, between the Registrant and National Institute of Allergy and Infectious Diseases				X
10.4#	Employment Letter Agreement dated June 7, 2023 between Dr. Amin Khan and the Registrant				X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

ICOSAVAX, INC.

Date:	August 14, 2023	By:	/s/ Adam Simpson
Adam Simpson
President and Chief Executive Officer
(principal executive officer)

Date:	August 14, 2023	By:	/s/ Thomas Russo, CFA
Thomas Russo, CFA
Chief Financial Officer
(principal financial and accounting officer)