Form 10-Q
period 2023-09-30
Icosavax, Inc.
filed 2023-11-14
CIK 1786255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 50,090,341 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICOSAVAX, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and par value data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$63,239	$58,846
Restricted cash	—	1,061
Short-term investments	165,967	159,461
Prepaid expenses and other current assets	6,101	4,545
Total current assets	235,307	223,913
Right-of-use assets – operating leases	2,975	3,247
Property and equipment, net	11,400	11,517
Other noncurrent assets	1,614	—
Total assets	$251,296	$238,677
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,239	$2,892
Accrued and other current liabilities	9,606	8,759
Current portion of operating lease liabilities	2,185	2,137
Total current liabilities	13,030	13,788
Operating lease liabilities, net of current portion	5,886	6,658
Other noncurrent liabilities	—	69
Total liabilities	18,916	20,515
Commitments and contingencies (Note 2)
Stockholders' equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 50,088,633 and 41,177,706 shares issued as of September 30, 2023 and December 31, 2022, respectively; 50,088,633 and 41,095,564 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	491,347	404,386
Accumulated other comprehensive loss	(48)	(403)
Accumulated deficit	(258,926)	(185,827)
Total stockholders' equity	232,380	218,162
Total liabilities and stockholders' equity	$251,296	$238,677

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Grant revenue	$—	$—	$—	$582
Operating expenses:
Research and development	16,668	15,484	53,851	49,217
General and administrative	8,607	7,659	26,901	21,292
Total operating expenses	25,275	23,143	80,752	70,509
Loss from operations	(25,275)	(23,143)	(80,752)	(69,927)
Other income:
Interest and other income	3,234	1,167	7,653	1,782
Total other income	3,234	1,167	7,653	1,782
Net loss	$(22,041)	$(21,976)	$(73,099)	$(68,145)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	18	(334)	355	(609)
Comprehensive loss	$(22,023)	$(22,310)	$(72,744)	$(68,754)
Net loss per share, basic and diluted	$(0.44)	$(0.55)	$(1.61)	$(1.72)
Weighted-average common shares outstanding, basic and diluted	50,030,759	39,748,984	45,411,654	39,623,357

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	41,095,564	$6	$404,386	$(403)	$(185,827)	$218,162

Shares released from restriction upon vesting of early-exercised stock options	30,392	—	25	—	—	25
Exercise of common stock options	109,913	—	117	—	—	117
Vesting of shares of restricted common stock	110,021	—	—	—	—	—
Stock-based compensation	—	—	6,000	—	—	6,000
Other comprehensive income	—	—	—	340	—	340
Net loss	—	—	—	—	(24,561)	(24,561)
Balance at March 31, 2023	41,345,890	$6	$410,528	$(63)	$(210,388)	$200,083

Issuance of common stock	8,369,754	1	67,480	—	—	67,481
Shares released from restriction upon vesting of early-exercised stock options	30,390	—	26	—	—	26
Exercise of common stock options	35,805	—	65	—	—	65
Vesting of shares of restricted common stock	42,941	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	91,440	—	256	—	—	256
Stock-based compensation	—	—	6,311	—	—	6,311
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,497)	(26,497)
Balance at June 30, 2023	49,916,220	$7	$484,666	$(66)	$(236,885)	$247,722

Shares released from restriction upon vesting of early-exercised stock options	21,360	—	18	—	—	18
Exercise of common stock options	36,436	—	61	—	—	61
Vesting of shares of restricted common stock	114,617	—	—	—	—	—
Stock-based compensation	—	—	6,602	—	—	6,602
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(22,041)	(22,041)
Balance at September 30, 2023	50,088,633	$7	$491,347	$(48)	$(258,926)	$232,380

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	39,175,279	$5	$372,284	$—	$(94,069)	$278,220

Shares released from restriction upon vesting of early-exercised stock options	53,483	—	27	—	—	27
Exercise of common stock options	295,764	—	276	—	—	276
Stock-based compensation	—	—	4,550	—	—	4,550
Net loss and comprehensive loss	—	—	—	—	(23,533)	(23,533)
Balance at March 31, 2022	39,524,526	$5	$377,137	$—	$(117,602)	$259,540

Shares released from restriction upon vesting of early-exercised stock options	52,208	—	25	—	—	25
Exercise of common stock options	1,962	—	12	—	—	12
Vesting of shares of restricted common stock	14,916	—	—	—	—	—
Issuance of common stock for Employee Stock Purchase Plan	36,785	—	211	—	—	211
Stock-based compensation	—	—	5,552	—	—	5,552
Other comprehensive loss	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	(22,636)	(22,636)
Balance at June 30, 2022	39,630,397	$5	$382,937	$(275)	$(140,238)	$242,429

Shares released from restriction upon vesting of early-exercised stock options	35,094	—	25	—	—	25
Exercise of common stock options	26,226	—	84	—	—	84
Vesting of shares of restricted common stock	95,647	—	—	—	—	—
Stock-based compensation	—	—	5,434	—	—	5,434
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(21,976)	(21,976)
Balance at September 30, 2022	39,787,364	$5	$388,480	$(609)	$(162,214)	$225,662

See accompanying notes to financial statements

ICOSAVAX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(73,099)	$(68,145)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	18,913	15,536
Depreciation	2,071	241
Non-cash lease expense	—	721
Amortization of premiums and discounts on short-term investments	(3,630)	(730)
Changes in operating assets and liabilities:
Prepaids and other current assets	(1,936)	(21)
Right-of-use assets – operating leases	272	—
Other noncurrent assets	(1,234)	—
Accounts payable	(1,323)	(1,594)
Accrued and other current liabilities	847	1,903
Deferred revenue	—	(582)
Operating lease liabilities	(1,254)	—
Proceeds from lease incentive	530	2,629
Net cash used in operating activities	(59,843)	(50,042)
Investing activities:
Purchases of property and equipment	(2,284)	(8,563)
Purchases of short-term investments	(162,372)	(171,023)
Maturities of short-term investments	159,851	14,250
Net cash used in investing activities	(4,805)	(165,336)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	67,481	—
Proceeds from exercise of stock options	499	582
Payment of deferred offering costs	—	(362)
Net cash provided by financing activities	67,980	220
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,332	(215,158)
Cash, cash equivalents, and restricted cash at beginning of period	59,907	280,724
Cash, cash equivalents, and restricted cash at end of period	$63,239	$65,566

Supplemental disclosure of noncash activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$2,559
Right-of-use assets and lease liabilities recognized upon commencement of lease	$—	$3,370

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

Liquidity

The Company had an accumulated deficit of $258.9 million, and cash, cash equivalents, and short-term investments of $229.2 million at September 30, 2023.

Management believes the Company has sufficient capital to execute its strategic plan and fund operations through at least the next twelve months from the date these condensed financial statements are issued.

The Company has devoted substantially all its resources to organizing and staffing the Company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. The Company has a limited operating history, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its vaccine candidates. From inception to September 30, 2023, the Company has funded its operations primarily through the sale of its convertible preferred stock and common stock. The Company has an Equity Distribution Agreement with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings. As of September 30, 2023, approximately $10.0 million of shares have been sold through the Equity Distribution Agreement, all of which were sold in 2022. In the second quarter of 2023, the Company issued 8,369,754 shares of common stock in a registered direct offering for net proceeds of $67.5 million, net of offering costs of $0.3 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Certain prior period amounts have been reclassified to conform to the current year presentation. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K (the "Annual Report") that the Company filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

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

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be reclassified as common stock and additional paid-in capital as the shares vest. Unvested shares issued under early exercise provisions subject to repurchase by the Company totaled 0 and 82,142 shares as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded $0 and $0.1 million respectively, associated with shares issued with repurchase rights as other noncurrent liabilities in the accompanying condensed balance sheets.

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

The Company has not recorded any such liabilities at either September 30, 2023 or December 31, 2022.

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

The following table summarizes the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(22,041)	$(21,976)	$(73,099)	$(68,145)
Denominator:
Weighted-average common shares outstanding, basic and diluted	50,030,759	39,748,984	45,411,654	39,623,357
Net loss per share, basic and diluted	$(0.44)	$(0.55)	$(1.61)	$(1.72)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of September 30,
	2023	2022
Common stock options and restricted stock units	11,164,005	8,201,317
ESPP shares	133,756	—
Unvested common stock	—	113,039
Total	11,297,761	8,314,356

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

The following tables summarize, by major security type, the Company's cash, cash equivalents, and investments that are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$16,620	$—	$—	$16,620
Money market funds	Level 1	46,619	—	—	46,619
Total cash and cash equivalents		63,239	—	—	63,239
Investments:
U.S. Treasury securities	Level 1	83,289	3	(30)	83,262
U.S. Agency securities	Level 2	18,772	1	(11)	18,762
Corporate debt securities and commercial paper	Level 2	63,954	4	(15)	63,943
Total investments		166,015	8	(56)	165,967
Total assets measured at fair value on a recurring basis		$229,254	$8	$(56)	$229,206

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Assets:
Cash and cash equivalents:
Cash	Level 1	$23,376	$—	$—	$23,376
Money market funds	Level 1	35,470	—	—	35,470
Total cash and cash equivalents		58,846	—	—	58,846
Investments:
U.S. Treasury securities	Level 1	82,277	3	(331)	81,949
U.S. Agency securities	Level 2	14,044	28	—	14,072
Corporate debt securities and commercial paper	Level 2	63,543	—	(103)	63,440
Total investments		159,864	31	(434)	159,461
Total assets measured at fair value on a recurring basis		$218,710	$31	$(434)	$218,307

All investments held as of September 30, 2023 and December 31, 2022 were classified as available-for-sale debt securities and had contractual maturities within one year. There were no realized gains or losses on these securities for the three and nine months ended September 30, 2023 and 2022. The aggregate fair value of available-for-sale debt securities in an unrealized loss position was $75.8 million as of September 30, 2023 and $90.3 million as of December 31, 2022. The Company considered the decline in market value for the securities to be temporary in nature. The Company evaluated its investments in an unrealized loss position and believes it is not more likely than not that the Company will be required to sell the investments, and the Company does not intend to do so prior to recovery of the amortized cost basis.

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

Payments received in advance that were related to future performance were deferred and recognized as revenue when the research and development activities were performed. Cash payments received under the Grant Agreement were restricted as to their use until eligible expenditures were incurred. At September 30, 2023 and December 31, 2022, the Company had no restricted cash and no deferred revenue under the Grant Agreement.

During the three and nine months ended September 30, 2022, the Company recognized revenue from the Grant Agreement of $0 and $0.6 million, respectively. The Company had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through September 30, 2022, the Company had recognized $10.0 million in revenue since the inception of the Grant Agreement.

5. Additional Balance Sheet Information

Accrued and other current liabilities consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Clinical development services	$1,722	$1,413
Manufacturing services	2,332	1,473
Accrued bonus	2,981	3,135
Accrued paid time off	810	664
Accrued 401k	27	324
ESPP liability	205	44
Taxes payable	20	80
Other accrued liabilities	1,509	1,626
Total accrued and other current liabilities	$9,606	$8,759

Other noncurrent assets as of September 30, 2023 consist of advance payments under manufacturing agreements and agreements with clinical research organizations

6. License Agreements

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

The Company incurred fees associated with the license, recorded as research and development expenses, of $0 and $0.2 million during the three and nine months ended September 30, 2023, respectively. The Company incurred fees associated with the license of $0.1 million during each of the three and nine month periods ended September 30, 2022.

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

During the three and nine months ended September 30, 2023, the Company incurred fees associated with the 2018 and 2020 Agreements, recorded as research and development expenses, of a negligible amount and $0.2 million, respectively. During the three and nine months ended September 30, 2022, the Company incurred fees associated with the 2018 and 2020 Agreements of $0.1 million and $0.4 million, respectively.

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

During the three and nine months ended September 30, 2023, the Company incurred a negligible amount of fees associated with the UW Flu License Agreement, recorded as research and development expenses. During the three and nine months ended September 30, 2022, the Company incurred fees associated with the UW Flu License Agreement of a negligible amount and $0.1 million, respectively.

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

During the three and nine months ended September 30, 2023, the Company incurred a negligible amount and $0.1 million, respectively, of fees associated with the UT Agreement, recorded as research and development expenses. During the three and nine months ended September 30, 2022, the Company incurred fees of $0.3 million associated with the UT Agreement.

7. Leases

In January 2020, and amended in March 2020, the Company entered into a 12-month lease agreement with renewal options for office and laboratory space in Seattle, Washington. The lease was terminated in June 2022. The lease agreement was considered short-term and therefore, no right-of-use asset or lease liability was recorded.

In December 2021, the Company entered into a lease agreement for corporate office and laboratory space in Seattle, Washington. The Company took possession of certain leased space at various dates in January 2022 and March 2022. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The lease agreement provides the Company with an allowance for tenant improvements of $5.3 million that is reimbursed to the Company as construction of improvements occurs. Through September 30, 2023, the Company had received the full amount of the tenant improvement allowance. The monthly base rent is $0.2 million for the first year, which began in October 2022, and increases by 3.0% per year over the initial term. In addition, the Company is obligated to pay for common area maintenance and other costs. Under the terms of the lease agreement, the Company is required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million in October 2023, and further reduced to $0.7 million in October 2024. In June 2022, the Company took possession of temporary office and laboratory space under a short-term lease that terminated in September 2022.

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating leases are as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
ROU assets:
ROU assets - operating leases	$2,975	$3,247
Lease liabilities:
Current portion of operating lease liabilities	2,185	2,137
Noncurrent portion of operating lease liabilities	5,886	6,658
Total lease liabilities	$8,071	$8,795
Weighted-average remaining lease term (in years):
Operating leases	4.3	5.0
Weighted-average discount rate:
Operating leases	8.0%	8.0%

The components of lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$263	$280	$790	$720
Variable lease costs	184	—	561	—
Short-term lease costs	—	314	—	683
Total lease costs	$447	$594	$1,351	$1,403

The maturities of lease liabilities and reconciliation to the present value of lease liabilities are as follows (in thousands):

As of September 30, 2023
2023	$365
2024	2,201
2025	2,267
2026	2,335
2027	2,405
Total undiscounted lease payments	9,573
Less: imputed interest	(1,502)
Total lease liabilities	8,071
Less: current lease liabilities	(2,185)
Lease liabilities, net of current portion	$5,886

Cash paid for amounts included in operating lease liabilities for the nine months ended September 30, 2023 was $1.8 million.

8. Preferred Stock and Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company did not have any outstanding preferred stock as of September 30, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of September 30, 2023, 50,088,633 shares were issued and outstanding. As of December 31, 2022, 41,177,706 shares were issued, and 41,095,564 were outstanding, which excludes common stock issued from the early exercise of unvested stock options.

During the second quarter of 2023, the Company entered into a Securities Purchase Agreement, dated May 22, 2023, under which the Company issued and sold in a registered direct offering an aggregate of 8,369,754 shares of the Company’s common stock at a purchase price of $8.10 per share. The Company received net proceeds from the offering of $67.5 million, net of offering costs of $0.3 million.

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

Common stock reserved for future issuance consisted of the following:

As of September 30,
2023
Common stock options and restricted stock units granted and outstanding	11,164,005
Shares available for issuance under the equity incentive plans	2,243,803
Shares available for issuance under the 2021 Employee Stock Purchase Plan	1,026,750
Total common stock reserved for issuance	14,434,558

A summary of the status of the options issued under the Company’s equity incentive plans as of September 30, 2023, and information with respect to the changes in options outstanding is as follows (in thousands, except share and per share data):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	8,384,990	$9.00
Granted	2,315,191	8.96
Exercised	(182,154)	1.34
Forfeited	(121,130)	14.56
Balance at September 30, 2023	10,396,897	$9.06	8.31	$18,462
Vested and expected to vest as of September 30, 2023	10,396,897	$9.06	8.31	$18,462
Vested and exercisable at September 30, 2023	3,796,311	$9.54	7.74	$7,111

Options that were granted under the 2017 Plan permitted early exercise. Exercisable options in the table above reflect the number of options vested and unexercised as of the date reported.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of September 30, 2023. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $1.4 million and $4.4 million, respectively.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $6.78 and $10.99 per share, respectively.

A summary of the status of RSUs issued under the Company’s equity incentive plans as of September 30, 2023, and information with respect to the changes in RSUs outstanding is as follows:

	Service-based RSUs		Performance-based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	966,973	$17.81	36,000	$3.08
Granted	46,771	$7.06	—
Vested	(255,579)	$18.68	(12,000)	$3.08
Forfeited	(15,057)	$15.57	—
Nonvested at September 30, 2023	743,108	$16.87	24,000	$3.08
Expected to vest at September 30, 2023	743,108	$16.87	—

The total fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $2.5 million and $0.7 million, respectively. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2022 was $15.92 per share.

Employee Stock Purchase Plan

During 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in July 2021. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The number of shares of common stock initially reserved for issuance under the ESPP was 400,000 shares. The number of shares of common stock reserved for issuance under the ESPP increased on January 1, 2022 and will increase each January 1 thereafter through January 1, 2031, in an amount equal to the lower of (1) 1% of the aggregate number of shares of common stock of the Company outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of shares of common stock as determined by the Board, provided that no more than 15,000,000 shares of our common stock may be issued under the ESPP. The reserve for the ESPP increased by 411,777 shares effective January 1, 2023. During the nine months ended September 30, 2023 and 2022, 91,440 shares and 36,785 shares, respectively, were purchased by employees under the ESPP. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2023 was $0.1 million and $0.2 million, respectively, and for the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards and the ESPP has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,653	$2,074	$7,516	$5,939
General and administrative	3,949	3,360	11,397	9,597
Total	$6,602	$5,434	$18,913	$15,536

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

The fair value of RSUs is equal to the closing stock price on the date of grant. The fair value of each stock option granted was determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants issued during the periods ended were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free rate of interest	3.44% - 4.38%	1.43% - 3.59%
Expected term (years)	5.26 - 6.09 years	5.27 - 6.08 years
Expected stock price volatility	87.6% - 93.5%	89.3% - 118.1%
Dividend yield	0%	0%

As of September 30, 2023, the unrecognized compensation cost related to outstanding stock options and RSU awards was $42.8 million and $10.5 million, respectively, and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

9. Income Taxes

There was no provision for income taxes recorded during the three or nine months ended September 30, 2023 or 2022. The Company’s deferred tax assets continue to be reduced by a full valuation allowance.

The Company is subject to income taxes in the United States and its effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company's effective tax rate was 0% for the three and nine months ended September 30, 2023 and 2022. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2023 and 2022 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of September 30, 2023, the Company determined that, based on an evaluation of the four sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, and all available evidence, both positive and negative, including the Company's latest forecasts and cumulative losses in recent years, it was more likely than not that none of its deferred tax assets would be realized and therefore the Company continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

10. Employee Savings Plan

The Company has a defined contribution 401(k) savings plan for those employees who meet minimum eligibility requirements. Under the terms of the plan, eligible employees may contribute up to 90% of their annual compensation to the plan, subject to Internal Revenue Service limitations. The Company may also, at its sole discretion, make contributions to the plan. The Company contributed $0 and $0.3 million to the plan during the three and nine months ended September 30, 2023, respectively. The Company contributed $0 and $0.1 million to the plan during the three and nine months ended September 30, 2022, respectively.

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

Overview

We are a biopharmaceutical company leveraging our innovative virus-like particle (VLP) platform technology to develop vaccines against infectious diseases, with an initial focus on life-threatening respiratory diseases. Our VLP platform technology is designed to enable multivalent, particle-based display of complex viral antigens, which we believe will induce broad, robust, and durable protection against the specific viruses targeted. Our pipeline includes vaccine candidates targeting some of the most prevalent viral causes of pneumonia. We are developing these candidates for older adults, a population with high unmet need. Our lead vaccine candidate IVX-A12 is a bivalent candidate, or a mixture of two different VLP candidates. IVX-A12 combines IVX-121, a vaccine candidate designed to target respiratory syncytial virus (RSV), and IVX-241, a vaccine candidate designed to target human metapneumovirus (hMPV). There are currently no vaccines approved that target both RSV and hMPV, which are two common causes of pneumonia in older adults.

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

We are developing additional vaccine candidates as part of our strategy to develop combination VLP vaccines targeting the viral causes of pneumonia in older adults, including influenza and SARS-CoV-2. In November 2023, we announced candidate selection for our influenza and SARS-CoV-2 and programs. While we are not pursuing further development of these candidates at this time, they provide strategic optionality for potential future pan-respiratory vaccines and also highlight our antigen design capabilities. In the future we may also develop candidates in other areas of unmet need where VLP vaccines have the potential to offer differentiated benefits. We commenced our operations in 2017 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights, developing vaccine candidates, scaling up manufacturing of vaccine candidates, and preparing for and conducting preclinical studies and clinical trials. Our operations to date have been funded primarily through the sale and issuance of convertible preferred stock and our common stock, generating net proceeds of $417.1 million. As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $229.2 million.

We have incurred significant operating losses since inception. Our net loss for the nine months ended September 30, 2023 was $73.1 million. As of September 30, 2023, we had an accumulated deficit of $258.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities, and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate our expenses will increase substantially as we seek to advance our vaccine candidates through preclinical and clinical development, expand our research and development activities, develop new vaccine candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, as well as hire additional personnel, and protect our intellectual property.

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

Components of Results of Operations

Grant Revenue

To date, we have not generated any revenues from the commercial sale of approved products, and we do not expect to generate revenues from the commercial sale of our vaccine candidates for at least the foreseeable future, if ever. For the nine months ended September 30, 2022, revenue was derived from the September 2020 grant agreement (the Grant Agreement) with the Bill & Melinda Gates Foundation (BMGF), pursuant to which BMGF awarded a grant totaling up to $10.0 million in support of our development of our former IVX-411 COVID-19 vaccine for pandemic use. The Grant Agreement terminated in accordance with its terms on March 31, 2022.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Grant revenue	$—	$—	$—	$—	$582	$(582)
Operating expenses:
Research and development	16,668	15,484	1,184	53,851	49,217	4,634
General and administrative	8,607	7,659	948	26,901	21,292	5,609
Total operating expenses	25,275	23,143	2,132	80,752	70,509	10,243
Loss from operations	(25,275)	(23,143)	(2,132)	(80,752)	(69,927)	(10,825)
Other income
Interest and other income	3,234	1,167	2,067	7,653	1,782	5,871
Total other income	3,234	1,167	2,067	7,653	1,782	5,871
Net loss	$(22,041)	$(21,976)	$(65)	$(73,099)	$(68,145)	$(4,954)

Grant Revenue

We recognized revenue from the Grant Agreement of $0 and $0.6 million for the three and nine months ended September 30, 2022, respectively. We had received the full $10.0 million in funding under the Grant Agreement as of December 31, 2021, and through September 30, 2022, we had recognized $10.0 million in revenue since the inception of the Grant Agreement.

Research and Development Expenses

Research and development expenses were $16.7 million for the three months ended September 30, 2023, compared to $15.5 million for the three months ended September 30, 2022. The increase of $1.2 million was due to a $0.6 million increase in personnel related expenses due to increased headcount to support our development activities, a $0.6 million increase related to non-cash stock-based compensation expense, a $0.6 million increase in development-related consulting costs, and a $0.1 million increase in expenses primarily related to facilities costs and depreciation, partially offset by a $0.5 million decrease in direct costs related to clinical development, and a $0.2 million decrease in direct costs related to preclinical development and manufacturing.

For the nine months ended September 30, 2023, research and development expenses were $53.9 million, compared to $49.2 million for the nine months ended September 30, 2022. The increase of $4.6 million was due to a $4.1 million increase in direct costs related to clinical development, a $2.4 million increase in personnel related expenses due to increased headcount to support our development activities, a $1.6 million increase related to non-cash stock-based compensation expense, a $1.2 million increase in development-related consulting costs, and a $1.1 million increase in expenses primarily related to facilities costs and depreciation, partially offset by a $5.8 million decrease in direct costs related to preclinical development and manufacturing.

We track outsourced development, outsourced personnel costs and other external research and development costs of specific programs. We do not track our internal research and development costs on a program-by-program basis.

Research and development expenses are summarized by program in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSV-hMPV	$7,634	$7,382	$24,967	$20,974
SARS-CoV-2	30	865	390	7,853
Internal costs and unallocated research and development expense	9,004	7,237	28,494	20,390
Total research and development expense	$16,668	$15,484	$53,851	$49,217

General and Administrative Expenses

General and administrative expenses were $8.6 million for the three months ended September 30, 2023, compared to $7.7 million for the three months ended September 30, 2022. The increase of $0.9 million consisted of increased non-cash stock-based compensation expense of $0.6 million, increased personnel-related expenses of $0.2 million, and increased expenses primarily related to facilities costs and depreciation of $0.2 million, partially offset by lower professional services of $0.1 million.

For the nine months ended September 30, 2023, general and administrative expenses were $26.9 million, compared to $21.3 million for the nine months ended September 30, 2022. The increase of $5.6 million consisted of increased non-cash stock-based compensation expense of $1.8 million, increased expenses primarily related to facilities costs and depreciation of $1.8 million, increased professional services of $1.2 million, and increased personnel-related expenses of $0.8 million.

Other Income

Other income was $3.2 million for the three months ended September 30, 2023, compared to $1.2 million for the three months ended September 30, 2022. The $2.1 million increase was due to higher interest income from higher average short-term investment balances and higher interest rates.

Other income was $7.7 million for the nine months ended September 30, 2023, compared to $1.8 million for the nine months ended September 30, 2022. The $5.9 million increase was due to higher interest income from higher average short-term investment balances and higher interest rates.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and anticipate we will continue to incur significant operating losses for the foreseeable future as we continue to develop our current and future vaccine candidates, and may never become profitable. Since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and common stock. We have an Equity Distribution Agreement with Oppenheimer & Co. Inc., pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, in “at the market” offerings. As of September 30, 2023, we have sold approximately $10.0 million of shares through the Equity Distribution Agreement, all of which were sold in 2022. In the second quarter of 2023, we issued 8,369,754 shares of common stock at a purchase price of $8.10 per share in a registered direct offering for net proceeds of $67.5 million, net of offering costs of $0.3 million. As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $229.2 million and an accumulated deficit of $258.9 million.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by
Operating activities	$(59,843)	$(50,042)
Investing activities	(4,805)	(165,336)
Financing activities	67,980	220
Net change in cash, cash equivalents, and restricted cash	$3,332	$(215,158)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $59.8 million, consisting primarily of our net loss incurred during the period of $73.1 million adjusted for $17.4 million of non-cash income and expenses and $4.1 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $18.9 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a $3.1 million increase in prepaids and other assets, a $0.5 million decrease in accounts payable and accrued and other current liabilities, $1.0 million related to operating lease liabilities and right-of-use assets, and $0.5 million in proceeds from a lease incentive.

Net cash used in operating activities for the nine months ended September 30, 2022 was $50.0 million, consisting primarily of our net loss incurred during the period of $68.1 million adjusted for $15.8 million of non-cash expenses and $2.3 million for net changes in operating assets and liabilities. Non-cash expenses consisted primarily of $15.5 million in stock-based compensation expense. The net change in operating assets and liabilities consisted of a $0.3 million increase in accounts payable and accrued and other current liabilities, a $0.6 million decrease in deferred revenue, and $2.6 million in proceeds from a lease incentive.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $4.8 million, consisting of purchases of short-term investments of $162.4 million, and $2.3 million of purchases of property and equipment, partially offset by $159.9 million of maturities of short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2022 was $165.3 million, consisting of purchases of short-term investments of $171.0 million and $8.6 million of purchases of property and equipment, partially offset by $14.3 million of maturities of short-term investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $68.0 million, consisting of $67.5 million in net proceeds from issuances of common stock, and $0.5 million in proceeds from exercises of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.2 million consisting of $0.6 million of proceeds from exercises of stock options partially offset by payment of $0.4 million of deferred offering costs.

Contractual Obligations and Commitments

As we describe in Note 7 of the accompanying unaudited condensed financial statements, we have a lease agreement for corporate office and laboratory space in Seattle, Washington. The lease agreement expires in December 2027 and provides for a one-time option to extend for a period of five additional years. The monthly base rent is $0.2 million for the first year, which began in October 2022, and will increase by 3.0% per year over the initial term. In addition, we are obligated to pay for common area maintenance and other costs. The lease agreement provides us with an allowance for tenant improvements of $5.3 million that is reimbursed to us as construction of improvements occurs. Through September 30, 2023, the Company had received the full amount of the tenant improvement allowance. Under the terms of the lease agreement, we are required to maintain a standby letter of credit of $1.1 million at the execution of the lease agreement, reduced to $0.9 million at October 2023, and further reduced to $0.7 million at October 2024.

Under our license agreements, we have milestone payment obligations that are contingent upon the achievement of specified development, regulatory, and commercial sales milestones and are required to make certain royalty payments in connection with the sale of products developed under the agreements. As of September 30, 2023, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not reflected as contractual obligations herein.

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

We describe our significant accounting policies in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” contained in the Annual Report. During the nine months ended September 30, 2023, there were no material changes to our significant accounting policies from those described in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any revenue since our inception. If our vaccine candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $73.1 million for the nine months ended September 30, 2023 and $91.8 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $258.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our vaccine candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our vaccine candidates and seek to identify, assess, acquire, in-license or develop additional vaccine candidates.

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

Our projections of both the number of people who have respiratory diseases, as well as the subset of people with these diseases who have the potential to benefit from immunization with our vaccine candidates, are based on our estimates. These estimates have been derived from a variety of sources, including scientific literature, epidemiologic surveys, and market research based on healthcare databases, and may prove to be incorrect or imprecise. In addition, precise incidence for all the respiratory conditions we aim to address with our vaccine candidates may vary from season to season. Further, new trials or information may change the estimated incidence of these diseases. Our planned clinical trial sizes for later stage efficacy trials are based on our current estimates for rates of infection for the specific pathogens targeted by our vaccine candidates. If our estimates are incorrect, this may impact the number of subjects that need to be recruited for our clinical trials, may result in us having to expand or repeat a clinical trial, or could impact the likelihood of success of our clinical development. In particular, the incidence rate of hMPV is uncertain. We are planning our own epidemiological assessments of hMPV and RSV infections in older adults prior to commencing our planned later stage clinical trials to inform our determination of the sample size of the population to be enrolled in the trial. If the outcome of that assessment is a lower incidence rate than we are currently anticipating, we may need to plan for a larger clinical trial, which would result in increased clinical development costs, or could encounter greater difficulty in meeting trial endpoints. In addition, the approval of GlaxoSmithKline's and Pfizer's RSV vaccines based on high levels of efficacy demonstrated in Phase 3 clinical studies could make our clinical trial recruitment more difficult and increase our clinical development costs. For example, the FDA or other regulatory agencies may in the future request inclusion of a licensed RSV vaccine in our clinical trials.

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

However, we may face significant challenges in this scale-up of manufacturing capabilities and development of alternative manufacturing processes, including challenges with respect to large scale process development, analytical development and quality control testing, and manufacturing our vaccine candidates to our specifications and in a timely manner to support our preclinical and clinical trials. We may also face challenges in identifying and securing third-party manufacturers to support our manufacturing development activities and produce sufficient quantities at an acceptable cost. Delays in establishing and scaling up our manufacturing process, including any alternative manufacturing processes, and in securing third-party manufacturers may materially delay or disrupt our development efforts, and increase our overall development costs. In particular, if we are unable to develop faster alternative manufacturing processes, this will limit the prospects of any influenza or COVID-19 vaccine that we may develop.

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

•
any anti-vaccine sentiments within our targeted population;
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

A number of companies have initiated trials, announced plans to initiate trials, or completed trials, or are commercializing non-VLP vaccine candidates targeting RSV, hMPV, influenza and SARS-CoV-2. For example, GlaxoSmithKline and Pfizer have approved vaccines against RSV for use in older adults, and Moderna and Sanofi are currently developing vaccines against RSV for use in older adults. There are currently no combination RSV and hMPV vaccines in the clinic for older adults; however, Moderna has an RSV and hMPV combination vaccine in preclinical development for pediatric and older adult use and Sanofi has announced that it is exploring RSV, hMPV, and parainfluenza (PIV) combination vaccines for older adults preclinically. Several companies such as Sanofi, GlaxoSmithKline and Seqirus are currently marketing influenza vaccines and/or running influenza clinical trials. Moderna, Pfizer/BioNTech, and Novavax along with many other companies, are currently marketing COVID-19 vaccines. Some of these companies have announced plans to develop combination vaccines with other respiratory targets, including Moderna which is planning to combine SARS-CoV-2 with RSV and influenza antigens, and BioNTech/Pfizer and Novavax which have COVID-19/influenza combination vaccines in Phase 1 and Phase 2 clinical development, respectively. We also compete with companies that have developed, or are developing, VLP technologies or protein nanoparticle vaccines including Bavarian Nordic, SpyBiotech, VBI Vaccines, UVax Bio and ModeX. To the extent these companies develop vaccines or vaccine candidates that provide or have the potential to provide comparable or better efficacy than our vaccine candidates, these efforts could create competition for subject recruitment into our trials, require changes to our clinical trial designs and limit our commercial opportunity.

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
•
determinations by NITAGs not to include our vaccine products in immunization schedules for our target population, older adults;
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
•
general economic, industry, geopolitical and market conditions events or factors, many of which are beyond our control, such as the COVID-19 pandemic, the military conflicts between Russia and Ukraine and Israel and Hamas, inflation and interest rate changes, and financial institution instability;
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

As of September 30, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 54% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the closure of SVB and Signature Bank and the appointment of FDIC as receiver created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession, inflationary pressures, geopolitical events and war, and health pandemics have and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

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

As of September 30, 2023, we have used approximately $40 million of the proceeds from our IPO for general corporate purposes. There has been no material change in the use of proceeds from our initial public offering from that described in the prospectus for the IPO.

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

ICOSAVAX, INC.

Date:	November 14, 2023	By:	/s/ Adam Simpson
Adam Simpson
President and Chief Executive Officer
(principal executive officer)

Date:	November 14, 2023	By:	/s/ Thomas Russo, CFA
Thomas Russo, CFA
Chief Financial Officer
(principal financial and accounting officer)